Form 10QSB
period 2000-02-29
DENTAL RESOURCES INC
filed 2000-06-23
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION FROM _________ TO __________

                         COMMISSION FILE NUMBER 0-30608

                             DENTAL RESOURCES, INC.
                             ----------------------
           (Name of Small Business Issuer as Specified in its charter)
           -----------------------------------------------------------

              MINNESOTA                             41-1279182
              ---------                             ----------
      (State of incorporation)          (IRS Employer Identification No.)

                    530 RIVER STREET SOUTH, DELANO, MN, 55328
                    -----------------------------------------
              (Address of principal executive offices and Zip Code)

                 (Registrant's telephone number) (612) 972-3801
                                                 --------------



CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES (X) NO ( )

THERE WERE 1,903,622 SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 29, 2000.

                             DENTAL RESOURCES, INC.

                                      INDEX
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS                                   PAGE NO.
                                                                        --------

         Balance Sheets as of February 29, 2000 and May 31, 1999.       P. 1

         Statements of Operations for the three and nine month
         periods ended February 29,  2000  and  February 28, 1999       P. 3

         Statements of Cash Flows for the nine month
         periods ended February 29, 2000  and  February 28, 1999.       P. 4

         Notes to Financial Statements                                  P. 5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         RESULTS OF OPERATIONS                                          P. 8


PART II - OTHER INFORMATION

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS              P. 10

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES                                                              P. 11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             DENTAL RESOURCES, INC.
                                  BALANCE SHEET
                    AS OF FEBRUARY 29, 2000 AND MAY 31, 1999
--------------------------------------------------------------------------------

                                                       FEBRUARY 29,        MAY 31,
                                                          2000              1999
                                                       (UNAUDITED)        (AUDITED)
                                                       ------------     ------------
ASSETS

CURRENT ASSETS
   Cash                                                $     20,945     $     46,623
   Accounts receivable - trade, less allowance for
    doubtful accounts of $7,500 and $2,500                  717,246          763,223
   Accounts receivable - other                                2,370           10,222
   Inventories                                              654,189          500,499
   Prepaid expenses                                          37,816           25,418
   Deposits                                                  88,393           31,636
                                                       ------------     ------------
      TOTAL CURRENT ASSETS                                1,520,958        1,377,621
                                                       ------------     ------------


PROPERTY AND EQUIPMENT
   Property and equipment                                 1,246,287        1,092,588
   Less: accumulated depreciation                           749,067          669,438
                                                       ------------     ------------
      PROPERTY AND EQUIPMENT - NET                          497,220          423,150
                                                       ------------     ------------


OTHER ASSETS
   Patents and trademarks, less accumulated
    amortization of $2,416  and $2,041                        2,584            2,959
   Deferred income taxes                                         --           10,880
                                                       ------------     ------------
      TOTAL OTHER ASSETS                                      2,584           13,839
                                                       ------------     ------------
         TOTAL ASSETS                                  $  2,020,762     $  1,814,610
                                                       ============     ============

                 See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                                  BALANCE SHEET
                    AS OF FEBRUARY 29, 2000 AND MAY 31, 1999
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              FEBRUARY 29,         MAY 31,
                                                                 2000               1999
CURRENT LIABILITIES                                           (UNAUDITED)         (AUDITED)
                                                              ------------      ------------
   Notes payable - bank                                       $    306,989      $    244,989
   Current portion of long-term debt                                    --             1,000
   Accounts payable                                                447,047           381,365
   Income taxes payable                                                298             1,690
   Accrued liabilities                                              11,250            57,802
                                                              ------------      ------------
      TOTAL CURRENT LIABILITIES                                    765,584           686,846
                                                              ------------      ------------


LONG-TERM LIABILITIES
   Long-term debt, less current portion shown above
   Deferred income taxes                                            30,555                --
                                                              ------------      ------------
         TOTAL LIABILITIES                                         796,139           686,846
                                                              ------------      ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; 20,000,000 shares
    authorized; 1,903,622 and 1,902,511 shares issued and
    outstanding, respectively                                       19,036            19,025
   Additional paid-in capital                                    1,588,116         1,587,950
   Retained deficit                                               (382,530)         (479,211)
                                                              ------------      ------------
         TOTAL STOCKHOLDERS' EQUITY                              1,224,622         1,127,764
                                                              ------------      ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  2,020,762      $  1,814,610
                                                              ============      ============

                 See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND NINE MONTHS ENDING FEBRUARY 29, 2000 AND
                                FEBRUARY 28, 1999
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                         FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,
                                             2000           1999             2000            1999
                                         ----------------------------    ----------------------------
SALES                                    $  1,256,460    $  1,051,320    $  3,861,872    $  3,270,187

COST OF SALES                                 905,684         803,500       2,768,971       2,361,485
                                         ------------    ------------    ------------    ------------
GROSS PROFIT                                  350,777         247,820       1,092,901         908,702

EXPENSES
              Marketing                       192,630         143,708         483,334         442,640
              General & Administrative        152,531         144,440         453,860         406,917
                                         ------------    ------------    ------------    ------------
TOTAL EXPENSES                                345,161         288,148         937,194         849,557
                                         ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                   5,616         (40,328)        155,707          59,145

OTHER (INCOME) EXPENSE
              Other (income) expense              279          (1,363)         (3,614)         (9,260)
              Interest expense                  7,815           5,870          21,206          19,048
                                         ------------    ------------    ------------    ------------
TOTAL OTHER (INCOME) EXPENSE                    8,095           4,507          17,592           9,788
                                         ------------    ------------    ------------    ------------

NET INCOME (LOSS) BEFORE INCOME TAXES          (2,479)        (44,836)        138,115          49,357
                                         ------------    ------------    ------------    ------------

INCOME TAXES                                     (595)        (10,760)         41,435          11,846
                                         ------------    ------------    ------------    ------------

NET INCOME (LOSS)                        $     (1,884)   $    (34,076)   $     96,680    $     37,511
                                         ============    ============    ============    ============

BASIC NET INCOME (LOSS)
              PER COMMON SHARE           $      (0.00)   $      (0.02)   $       0.05    $       0.02
                                         ============    ============    ============    ============

DILUTED NET INCOME (LOSS)
              PER COMMON SHARE           $      (0.00)   $      (0.02)   $       0.05    $       0.02
                                         ============    ============    ============    ============

AVERAGE BASIC SHARES OUTSTANDING            1,903,622       1,902,511       1,903,005       1,902,511
AVERAGE DILUTED SHARES OUTSTANDING          1,903,622       1,902,511       1,996,104       1,914,346

                             DENTAL RESOURCES, INC.
                             STATEMENT OF CASH FLOWS
         FOR THE 9 MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
--------------------------------------------------------------------------------

                                                                       2000              1999
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                      $     96,680      $     37,511
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation                                                        79,629            51,336
     Amortization                                                           375               375
     Deferred income taxes                                               41,435            11,846
     Gain on sales of assets                                                 --              (708)
   Changes in assets and liabilities:
     (increase) decrease in receivables                                  53,829            67,507
     (increase) decrease in inventories                                (153,690)          (45,607)
     (increase) decrease in prepaid deposits                            (12,398)          (12,048)
     (increase) decrease in deposits                                    (56,757)          (13,184)
     increase (decrease) in income taxes payable                         (1,392)           (1,000)
     increase (decrease) in accounts payable                             65,682           128,120
     increase (decrease) in accrued liabilities                         (46,552)              (65)
                                                                   ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                66,843           224,084

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                  (153,699)          (38,286)
                                                                   ------------      ------------
NET CASH (USED IN) INVESTING ACTIVITIES                                (153,699)          (38,286)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                                --           (37,268)
   Proceeds from long-term debt                                              --                --
   Net payments on note-payable-bank                                     61,000           (46,394)
   Proceeds from issuance of common stock                                   177               999
                                                                   ------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                                               61,178           (82,662)
                                                                   ------------      ------------
NET INCREASE (DECREASE) IN CASH                                         (25,678)          103,136
CASH - BEGINNING OF PERIOD                                               46,623            13,512
                                                                   ------------      ------------
CASH - END OF PERIOD                                               $     20,945      $    116,648
                                                                   ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during period for:
     Interest                                                      $     21,206      $     19,048
                                                                   ============      ============
     Income taxes                                                  $      1,700      $      1,710
                                                                   ============      ============

                             DENTAL RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1.   INTERIM FINANCIAL STATEMENTS

   The information furnished in this report is unaudited but reflects all adjustments (which include only normal recurring adjustments) which are necessary, in the opinion of management, for the fair presentation of the results of the interim period. Actual results for the three and nine months ending February 29, 2000 and February 28, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on form 10-SB.

2.   NET EARNINGS PER COMMON SHARE

   Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year. Diluted earnings per share is similar except that the weighted average number of shares outstanding is increased by shares issuable upon exercise of stock options and warrants for which the market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds. A reconciliation of earnings per share for the three and nine month interim periods ending February 29, 2000 and February 28, 1999 is as follows:

                                              THREE MONTHS ENDED                 THREE MONTHS ENDED
                                              FEBRUARY 29, 2000                  FEBRUARY 28, 1999
                                            BASIC           DILUTED            BASIC            DILUTED
                                        ----------------------------      ------------------------------
Net earnings                                (1,884)           (1,884)          (34,076)          (34,076)
                                        ----------------------------      ------------------------------

Average shares outstanding               1,903,622         1,903,622         1,902,511         1,902,511

  Effect of dilutive securities:
              Options and Warrants*              0                 0                 0                 0
                                        ----------------------------      ------------------------------

Equivalent shares                        1,903,622         1,903,622         1,902,511         1,902,511
                                        ----------------------------      ------------------------------

Earnings per share                      $    (0.00)     $      (0.00)     $      (0.02)     $      (0.02)
                                        ============================      ==============================


* ALL POTENTIAL COMMON SHARES ARE ANTIDILUTIVE FOR THE THREE MONTH PERIODS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999.

                                               NINE MONTHS ENDED                 NINE MONTHS ENDED
                                               FEBRUARY 29, 2000                 FEBRUARY 28, 1999
                                             BASIC           DILUTED           BASIC           DILUTED
                                        -----------------------------     -----------------------------
Net earnings                                  96,680           96,680           37,511           37,511
                                        -----------------------------     -----------------------------

Average shares outstanding                 1,903,005        1,903,005        1,902,511        1,902,511

  Effect of dilutive securities:
              Options and Warrants*                0           93,099                0           11,835
                                        -----------------------------     -----------------------------

Equivalent shares                          1,903,005        1,996,104        1,902,511        1,914,346
                                        -----------------------------     -----------------------------

Earnings per share                      $       0.05     $       0.05     $       0.02     $       0.02
                                        =============================     =============================

*THERE WERE NO ANTIDILUTIVE SECURITIES EFFECTING THE EARNINGS PER SHARE CALCULATIONS FOR THE NINE MONTH PERIODS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999.


3.   RESEARCH AND DEVELOPMENT EXPENSES

   Research and development costs are expensed in the period in which the expenses are incurred. Research and development costs for the three month period ended February 29, 2000 were $2,710 as compared to $2,421 for the three month period ended February 28, 1999. Research and development costs for the nine month period ended February 29, 2000 were $4,401 as compared to $5,786 for the nine month period ended February 28, 1999.

4.   MARKET SEGMENT INFORMATION

   The Company classifies its business into five major product groups: Proform thermo-forming equipment and material, Hygienist chemicals and consumables, Packaging products, Procure light-cured ovens and composites, and Pro-flex denture materials. Sales from these products are currently worldwide. The Company does not own any assets outside the United States. Gross revenues by product group are represented in the table below for the three and nine month periods ending February 29, 2000 and February 28, 1999. Management feels that it would be impractical to further segment revenues and gross margins by individual country. Management also feels it would be impractical to report selling and administrative expenses or depreciation and amortization by product groupings.

                             SALES BY PRODUCT GROUP
           THREE MONTHS ENDING FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                        3 MONTHS                                    3 MONTHS
                                    ENDING 2/29/2000                             ENDING 2/28/99
                            TOTAL       DOMESTIC       FOREIGN         TOTAL         DOMESTIC     FOREIGN
                   ----------------------------------------------------------------------------------------
PROFORM                 $   652,042    $  423,827     $ 228,215     $  456,734     $  296,877    $ 159,857

HYGIENIST                   212,763       148,934        63,829        217,573        152,301       65,272

PACKAGING                   319,558       239,668        79,889        311,921        233,941       77,980

PROCURE                      20,657        14,460         6,197         17,162         12,014        5,149

PROFLEX                      51,440        46,296         5,144         47,929         43,136        4,793
                   ----------------------------------------------------------------------------------------

TOTALS                    1,256,460       873,186       383,274      1,051,320        738,269      313,051

GROSS MARGIN                 27.92%        27.92%        27.92%         23.57%         23.57%       23.57%

GROSS PROFIT            $   350,777    $  243,775     $ 107,002     $  247,820     $  174,027    $  73,793
                   ========================================================================================


                             SALES BY PRODUCT GROUP
           NINE MONTHS ENDING FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                        9 MONTHS                                    9 MONTHS
                                    ENDING 2/29/2000                             ENDING 2/28/99
                            TOTAL       DOMESTIC       FOREIGN         TOTAL         DOMESTIC     FOREIGN
                   ----------------------------------------------------------------------------------------
PROFORM                $  1,936,416   $ 1,258,670     $ 677,746    $ 1,461,601     $  950,041    $ 511,560

HYGIENIST                   702,509       491,757       210,753        679,487        475,641      203,846

PACKAGING                   998,530       748,897       249,632        920,220        690,165      230,055

PROCURE                      56,525        39,567        16,957         50,984         35,688       15,295

PROFLEX                     167,892       151,103        16,789        157,896        142,106       15,790
                   ----------------------------------------------------------------------------------------

TOTALS                    3,861,872     2,689,995     1,171,878      3,270,187      2,293,641      976,546

GROSS MARGIN                 28.30%        29.66%        29.66%         27.79%         30.35%       30.35%

GROSS PROFIT           $  1,092,901    $  797,852     $ 347,579     $  908,702     $  696,120    $ 296,382
                   ========================================================================================

                 See Accompanying Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS OF OPERATIONS

         This discussion contains forward looking statements, which we have made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements reflect our current views with respect to such future events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Factors that could cause actual results to differ adversely include, without limitation, unexpected laboratory results in clinical studies, inability to secure targeted product endorsers, and timing differences between the scheduled and actual launch date of new products. Without limiting the foregoing, the words "believes," "anticipates, "Plans," "expects," and similar expressions are intended to identify forward-looking statements. In addition, forward looking statements include, but are not limited to, statements regarding future financing needs, future revenues, future profitability and factors affecting future liquidity. A number of important factors could cause the Company's actual results to differ materially from those indicated in the forward-looking statements in this discussion. We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

INTRODUCTION

         Dental Resources, Inc. (the "Company" or "Dental Resources") was incorporated as a "C" corporation in Minnesota in 1976. It has not been the subject of any bankruptcy, receivership or similar proceedings; it has not experienced any material reclassification, merger or consolidation; nor has it purchased or sold a significant amount of assets that were not in the ordinary course of its business. The Company is principally engaged in the manufacturing and distribution of a number of specialized dental products and packaging materials for use by the dental and medical industries. The Company has a fiscal year of May 31.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

         We incurred a net loss of $1,884 or $0.00 per share for the three months ended February 29, 2000, compared to a net loss of $34,076 or $0.02 per share for the three months ended February 28, 1999.

         Revenues in the three months ended February 29, 2000 increased by 19.5% over the revenues in the three months ended February 28, 1999 from $1,051,320 to $1,256,460. Sales were steady in four of the five product categories, with a significant increase in the Proform line of products. With Proform, Hygienist, Packaging and ProCure all being mature groups of products, steady sales were expected. The increases in Proform were due to the addition of a Private labeled sale to a larger international marketing group. Its penetration into the world wide dental community, led to increased sales of the Proform vacuum units. The small increases amongst the other product lines were due to Dental Resources continued world wide market penetration of its products.

         Gross margins increased by 4.35% to 27.92% for the three month period ended February 29, 2000 compared to 23.57% for the three month period ended February 28, 1999. The increase was mainly attributable to the increases in Proform product sales which experiences a higher profit margin than the average gross margin experienced from all lines.

         Selling, general and administrative expenses increased by $57,013 to $345,161 for the three month period ended February 29, 2000 compared to $288,148 for the three month period ended February 28, 1999. Selling, general and administrative expenses actually decreased as a percent of sales by 0.06% to 27.41% for the three months ended February 29, 2000 compared to 27.47% for the period ended February 28, 1999.

         NINE MONTHS ENDING FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

         We realized net income of $96,680 or $0.05 per share for the nine months ended February 29, 2000, compared to a net income of $37,511 or $0.02 per share for the nine months ended February 28, 1999. The increase in net profits was due mainly to increased sales of Proform products compared to prior periods.

         Revenues in the nine months ended February 29, 2000 increased by 12.6% over the revenues in the nine month period ended February 28, 1999 from $3,270,187 to $3,861.872. This increase was noted in all five product categories with the main increases being in Proform and Packaging. The increases in Proform were due to the continued interest in bleaching within the dental community and Dental Resources collaboration with larger international marketing organizations. The increases in packaging sales were an indication of the healthy over all US economy. People making more money were able to purchase more dental work, that led to higher demand for Dental Resource's unique packaging. Sales were also up in the Hygienist group mainly due Dental Resources increased production capacity of its fluoride tray product line. ProCure and Proflex also showed modest gains.

         Gross margin increased by 0.51% to 28.3% for the nine month period ended February 29, 2000 compared to 27.79% for the nine month period ended February 28, 1999. The increase was mainly attributable to the increases in Proform product sales which experiences a higher profit margin than the average gross margin experienced from all lines.

         Selling, general and administrative expenses increased by $87,637 to $937,194 for the nine month period ended February 29, 2000 compared to $849,557 for the nine month period ended February 28, 1999. Increases in marketing expenses for the current periods are mainly attributable to increased marketing efforts to expand revenues of Proform, Proflex, and Hygienist products. Increases in general and administrative expenses are attributable to costs associated with increased revenues as well as increases in employee benefit expenses such as health insurance and workman's compensation insurance. Selling, general and administrative expenses decreased as a percent of sales by 1.71% to 24.27% for the nine months ended February 29, 2000 compared to 25.98% for the period ended February 28, 1999.

FUTURE EXPECTATIONS

         Management of the Company expects that the sales of its product lines will continue to show mild increases in the coming year. With the Proform line, the Company has teamed up with larger international sales organizations which will lead to increased sales. Plus, the Company's own brand of products continues to expand in the world's dental community, leading to increased sales both in the United States and throughout the world. Sales of the Hygienist products are expected to stay steady. The Company enjoys a great relationship with its present distributors, but with higher competition in this area of the Company's product line, management sees only small increases in sales. The packaging line should stay steady or increase slightly as long as the US economy continues to remain strong. Packaging is directly related to the over all health of the dental economy. The other two lines ProCure and Proflex should remain relatively steady, as these are both unique but small niche type products.

         Management expects selling and administrative expenses as a percent of sales revenue to continue to decrease slightly as sales revenues continue to increase in the coming periods leading to continued improvement of net profits.

LIQUIDITY AND CAPITAL RESOURCES

         At February 29, 2000, our current assets exceeded our current liabilities by $ 755,374, with a ratio of current assets to current liabilities of approximately 2:1.

         Cash flows from operations for the nine month interim period ended February 29, 2000 was $66,843 as compared to $224,084 for the nine months ended February 28, 1999. The decreased cash flows from operations was primarily due to increases in inventories as the Company positioned itself for continues growth. Since no further expansion of inventories is needed at this time, management expects to be able to satisfy cash requirements for operations over the next 12 months from current operations. Management does intend to borrow approximately $150,000 in long term notes to purchase additional manufacturing equipment needed to expand capacity in its Maple Lake facility. Expanded capacity is expected to generate sales growth and increase gross margins for the Proform product line.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company has entered into the following transactions with respect to options and warrants to purchases its common stock during the interim period ending February 29, 2000. The options indicated below as granted under the Company's stock option plan were granted to persons who were directors or employees of the Company in private transactions that were exempt under Section 4(2) of the Securities Act and SEC Rule 701. The Company advised each option holder of the restricted nature under the Securities Act of the common stock purchasable on exercise of the options. The options were issued under the Company's written stock option plan, the aggregate exercise price of those options did not exceed $1,000,000 during any consecutive 12 month period, and the persons to whom options were granted were given copies of the option plan and of the options granted to them.

                                                       DATE       DATE        OPTION       OPTION
  OPTIONEE                  CAPACITY                 GRANTED     EXPIRES     QUANTITY      PRICE
-------------------------------------------------------------------------------------------------
EARL JOHNSON              DIRECTOR                    9/1/99     8/31/04        5,000        0.44
RUSS FELTEN               DIRECTOR                    9/1/99     8/31/04        5,000        0.44
WILLIAM MURPHY            OFFICER                     9/1/99     8/31/04       40,000        0.44
DOUGLAS MURPHY            OFFICER, DIRECTOR           9/1/99     8/31/04       40,000        0.44
BRYAN NICHOLS             OFFICER, DIRECTOR           9/1/99     8/31/04       40,000        0.44
PATTI CORDES              CUST SERVICE MANAGER        9/1/99     8/31/04        7,500        0.44
DEBBIE HILDE              CUST SERVICE REP            9/1/99     8/31/04        6,800        0.44
COREY CUMMINGS            PURCHASING MANAGER          9/1/99     8/31/04       13,000        0.44
JENNIFER CARPENTIER       DELANO PLANT MGR            9/1/99     8/31/04       13,000        0.44
HARLO FALDE               SHIPPING                    9/1/99     8/31/04        6,800        0.44
TIMOTHY SMITH             MAPLE PLANT MGR             9/1/99     8/31/04       13,000        0.44
                                                                         ------------
                                       TOTAL OPTIONS                          190,100
                                                                         ============

         In addition, in November of 1999 a Warrant for 1,111 shares of common stock was exercised by an outside director at $.16 per share. The expiration date of the warrant was December 14, 1999. The Company relied on Section 4(2) of the Securities Act of 1933 for the sale of these securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         The Company did not file nor was it required to file any reports on Form 8-K during its fiscal quarter ended February 29, 2000.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DENTAL RESOURCES, INC.

                                  By:        /s/
                                      ------------------------------------------
                                      Bryan A. Nichols
                                      Vice President and Chief Financial Officer

                                  Date: June 22, 2000

                                LIST OF EXHIBITS


The following exhibits are filed with this Form 10-QSB:


Assigned Number       Description

Exhibit 3.1.1         Restated Articles of Incorporation*
Exhibit 3.1.2         Restated Bylaws*
Exhibit 11            Statement Regarding Computation of Earnings Per Share**
Exhibit 27            Financial Data Schedule**

---------------------
* - Previously filed with the Company's Form 10-SB filed March 7, 2000. ** - Filed herewith.