Form 10KSB40
period 2000-05-31
DENTAL RESOURCES INC
filed 2000-08-29
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
(X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                  MAY 31, 2000

                                       OR

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-30608

                             DENTAL RESOURCES, INC.
                 (Name of Small Business Issuer in this charter)

                              MINNESOTA 41-1279182
           (State of incorporation) (IRS Employer Identification No.)

                    530 RIVER STREET SOUTH, DELANO, MN, 55328
              (Address of principal executive offices and Zip Code)

                 (Registrant's telephone number) (612) 972-3801

Securities registered pursuant to section 12(b) of the Exchange Act:  None

Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $.01 per share

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
( ) YES (XX) NO

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained herein, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this FORM 10-KSB or any amendment to the FORM 10-KSB (X)

Issuer's revenues for the fiscal year ended May 31, 2000 were $5,245,881.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of August 25, 2000 was approximately $782,443.

The Registrant had 1,901,697 shares of Common Stock outstanding as of August 25, 2000

Transitional Small Business Disclosure Format (check one) :  YES  (  )  NO ( X )

This Form 10-KSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of Dental Resources, Inc. (the Company), with respect to (i) the Company's financing plans, (ii) trends affecting the Company's financial condition or results of operations, (iii) the impact of competition, and (iv) the expansion of certain operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business" identifies important factors that could cause or contribute to such differences.

                                TABLE OF CONTENTS



PART I................................................................................................................3
   Item 1.     Description of Business................................................................................3
   Item 2.     Description of Property................................................................................6
   Item 3.     Legal Proceedings......................................................................................6
   Item 4.     Submission of Matters to a Vote of Security Holders....................................................6
PART II...............................................................................................................6
   Item 5.     Market for Common Equity and Related Stockholder Matters...............................................6
   Item 6.      Management's Discussion and Analysis of Financial Condition and Results of Operations.................8
   Item 7.      Financial Statements..................................................................................9
   Item 8.      Changes in and Disagreements with Accountants.........................................................9
PART III.............................................................................................................10
   Item 9    . Directors and Executive Officers, Promoters and Control Persons.......................................10
   Item 10.    Executive Compensation................................................................................11
   Item 11.    Security Ownership of Certain Beneficial Owners and Management........................................13
   Item 12.    Certain Relationships and Related Transactions........................................................14
PART IV..............................................................................................................14
   Item 13     Exhibits, Financial Statements, and Reports on Form 8K................................................14
Signatures...........................................................................................................16
List of Exhibits.....................................................................................................17
Auditor's Report and Financial Statements............................................................................18


                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL BUSINESS DEVELOPMENT

Dental Resources, Inc. (the "Company" or "Dental Resources") was incorporated as a "C" corporation in Minnesota in 1976. It has not been the subject of any bankruptcy, receivership or similar proceedings; it has not experienced any material reclassification, merger or consolidation; nor has it purchased or sold a significant amount of assets that were not in the ordinary course of its business.

BUSINESS

Products and Services:

Dental Resources is principally engaged in manufacturing and marketing five associated groups of dental related products to dentists, dental clinics, hospitals and dental laboratories. Some of the products in each group are assembled from purchased components. Some are manufactured for Dental Resources to its specifications using tooling or formulas supplied by Dental Resources. Other products are simply purchased by it for resale. The Company's product line consists of:

   THE PRO-FORM LAMINATE SYSTEM
   Products within the Pro-form laminate system include the vacuum forming unit manufactured by the Company, thermoplastic sheets that are used for the construction of removable dental prosthesis, and a variety of sundry items useful for facilitating fabrication of the appliances, such as cutters, adhesives, and lubricants. The Pro-form laminate system is a process that the Company acquired full title to in February of 1981, including rights, title and interest to the Pro-form trademark and all applicable US registered patents. The US patents applicable to the Pro-form laminate system expired in 1994. Sales of products within this group currently comprise approximately 48 % of the Company's sales.

   HYGIENIST AND HOME CARE PRODUCTS
   Products within the Hygienist and Home Care Products group include certain products and chemicals used in dental offices and additional products and chemicals used in the home, which are all functionally related in that they are used by the dental professional for the prevention or alleviation of problems such as caries and gingivitis. Products in this group include fluoride gels and trays, soaps, disposable prophy angles and ancillary products. Sales of products within this group presently comprise approximately 15 % of the Company's sales.

   PACKAGING PRODUCTS
   Products within the packaging group include injection molded plastic boxes and packaging foams for use in the dental and medical industry. The Company customizes its various products to the needs of the end user by stamping or printing the dentist or laboratory name, logo, etc. onto the face of the packaging. Sales of the products within this group currently comprise approximately 31 % of the Company's sales.

   PROCURE LIGHT CURED COMPOSITES
   Products within the Procure product group include a high intensity ultraviolet halogen-light oven manufactured by the Company and light cured composites which are used for the fabrication of various dental prosthesis. Sales of products within this group currently comprise only about 2 % of the Company's sales.

   PRO-FLEX DENTURE SYSTEM
   Products within the Pro-flex denture system include a line of various materials used to fabricate flexible dentures. According to a survey conducted by the American Dental Association in 1988, there were approximately 24 million ill-fitting dentures in North America. As the population ages, the Company believes this number will increase. The Pro-flex denture system was conceived to address the problem of ill-fitting dentures by providing a more natural flexible fit than conventional dentures. Although this is a newly developed product, the Company believes that the Pro-flex line has excellent potential as a product that alleviates the problem of ill-fitting dentures. Sales of products within this product group currently comprise about 4 % of the Company's sales.


Distribution Methods of Products or Services:

The Company's products are marketed through independent sales organizations and established dealers throughout the world.


Status of Any Publicly Announced New Products or Services:

The Company introduced its Pro-flex product line of flexible dentures in 1999. The sales performance of the Pro-flex product line is meeting expectations. The Company conservatively forecasted that the Pro-flex line could capture a modest share of the ill-fitting denture market of approximately 10%. As measured by sales to dental laboratories that the Company estimates provide dentures, the Pro-flex line has sold to approximately 20% of those laboratories. Minor problems with some of the Pro-flex products in the field have caused the Company to temporarily slow down its efforts to market the Pro-flex line. The Company expects to resume marketing efforts of the line once the problems have been resolved. It is expected that this will occur during the 2000/2001 fiscal year. There have not been any other new products or services announced publicly in the past three years.


Competitive Business Conditions and The Company's Competitive Position in the Industry and Methods of Competition:

Competition with all of the Company's products occurs primarily on the basis of price and product quality. There are numerous competitors providing the same or similar products as the Company, none of whom dominate the market. However, many of these competitors have significantly greater sales and capital resources than that of the Company. Management believes that its technical competence, pricing structure, and the packaging of its products into interrelated systems allows the Company to compete effectively in the market. Recent certification to ISO-9002, EN-46002, and ISO-13485 international quality assurance standards has allowed the Company to remain competitive in a global environment.


Market Segment information:

The Company has one reportable segment, which is the manufacturing and marketing of five associated groups of dental related products. The Company's five product groups are: Pro-form thermo-forming equipment and supplies, Hygienist chemicals and consumables, Packaging products, Procure ultraviolet light-cured ovens and composites, and Pro-flex denture materials. These products are sold worldwide. The Company does not currently own any assets outside the United States.

Gross revenues by product group are as follows:

                                                                            Year Ended May 31, 2000
                                                            --------------------------------------------------------
                                                                Total              Domestic              Foreign
                                                            --------------       --------------       --------------
   Pro-form                                                 $     2,533,187      $   1,646,571        $     886,616
   Hygienist                                                        802,062            561,444              240,618
   Packaging                                                      1,639,578          1,229,683              409,895
   Procure                                                           74,570             52,945               21,625
   Pro-flex                                                         196,484            170,941               25,543
                                                            ----------------     --------------       --------------

      Totals                                                $     5,245,881      $   3,661,584        $   1,584,297
                                                            ================     ==============       ==============




                                                                            Year Ended May 31, 1999
                                                            --------------------------------------------------------
                                                                Total              Domestic              Foreign
                                                            --------------       --------------       --------------

   Pro-form                                                 $    1,977,550       $   1,285,408        $     692,142
   Hygienist                                                       734,876             514,413              220,463
   Packaging                                                     1,491,456           1,118,592              372,864
   Procure                                                          65,661              46,619               19,042
   Pro-flex                                                        213,657             192,292               21,365
                                                            ---------------      --------------       --------------

      Totals                                                $    4,483,200       $   3,157,324        $   1,325,876
                                                            ===============      ==============       ==============



Sources and Availability of Raw Materials and Names of Principal Suppliers:

Raw materials are purchased from numerous sources. The Company does not rely on any one source for any of its major products.


Dependence on One or Few Major Customers:

The Company derived 21% of its sales from one customer for each of the years ended May 31, 2000 and 1999.


Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts:

Dental Resources has royalty contracts covering various products based on unit sales to the following companies or individuals; ASD Corp., A&M Dental Lab, Mr. Charles Coykendahl, Mr. Jerry Webb, Scott All Sports, and Mr. Tom Mayclin. Total royalties paid during the fiscal year ended May 31, 2000 aggregated $15,442.


Need for any Government Approval of Principal Products or Services:

Pro-flex products marketed by Dental Resources are registered with the Federal Food & Drug Administration. Iodophor sanitizers marketed by the Company have been registered with the Environmental Protection Agency.


Effect of Existing or Probable Governmental Regulations on the Business:

The Company is not aware of any existing or probable government regulations that have or will have any material effects on the Company's business.


Research and Development:

Research and development costs are expensed as incurred. Research and development expense was $6,094 and $6,984 for the years ended May 31, 2000 and 1999.


Environmental Compliance:

There have been no significant costs borne by the Company in an effort to comply with environmental laws.


Employees:

Dental Resources employs 28 full-time and 9 part-time employees, including management. The Company also engages the in house services of an additional 15 workers that are subcontracted through Functional Industries, a business that employs individuals with physical or mental handicaps.

Reports to Security Holders:

Prior to the filing of Form 10-SB in 2000, the Company had not filed any other reports with the Securities and Exchange Commission. The Company had only been required to file annual reports to the State of Minnesota's Securities and Real Estate Division pursuant to Minn. Stat. Section 80A.12, Subdivision 10. However, the Company historically sends an annual report along with audited financial statements to security holders annually. Form 10-QSB was filed earlier this year for the quarter ended February 29, 2000. This report and any other information that the Company has filed with the Securities Exchange Commission may be read or copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20529. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).

The Company also maintains an Internet website at www.dentalresourcesinc.com.


ITEM 2.    DESCRIPTION OF PROPERTY.


Location and Condition of the Principal Plants of Operation:

The Company does not own any real property. The Company leases a 13,000 square foot facility at 530 River Street S. in Delano Minnesota from a partnership consisting of some of its officers and directors ("see certain relationships and related transactions" below). This facility holds all administrative and a portion of the warehousing and manufacturing operations of the Company. The lease term extends through September 2003 at an average annual lease rate per square foot of $5.08. The Company also leases a 10,000 square foot facility at 410 Congress Street in Maple Lake Minnesota. This facility houses all remaining manufacturing operations. The lease term for this facility extends through September 2003 at an average annual lease rate per square foot of $5.50. Both facilities are new (less than 10 years) and are in excellent condition. Management believes that the lease rate per square foot and other terms and conditions are not materially different than prevailing market rates and conditions. Leases for both facilities provide for an option to renew leases for an additional five years beyond the expiration of the current lease term. Lease rates will increase 10% if renewed for the additional five year term.


ITEM 3.    LEGAL PROCEEDINGS.

The Company is not a party to in any existing or pending legal proceedings nor has its property been the subject of any such proceeding.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


                                     PART II


ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


Market Information:

The Company's common stock currently trades in the "pink sheets" under the trading symbol: DNLR. The Company's common stock was quoted for trading on the over-the-counter bulletin board (OTC:BB) on August 17, 1998, but became ineligible to continue trading on November 3, 1999 because its Form 10-SB was not effective as of such date. The Company intends to apply for eligibility to be quoted on the OTC: BB once its previously-filed Form 10-SB is approved by the SEC.

The following table sets forth the highest and lowest bid prices for the common stock for each FISCAL QUARTER and subsequent interim period since the common stock commenced actual trading, as reported by the

National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions:


Fiscal 1999                                       HIGH BID            LOW BID
-----------                                     --------------     -------------

FIRST QUARTER                                         1                 .75

SECOND QUARTER                                        .75               .50

THIRD QUARTER                                         .875              .75

FOURTH QUARTER                                        .75               .50

Fiscal 2000
-----------

FIRST QUARTER                                         .6875             .4375

SECOND QUARTER                                        .4375             .125

THIRD QUARTER                                         .3                .1875

FOURTH QUARTER                                        1.70              .30


There can be no assurance that an active public market for the common stock will continue or be sustained. In addition, the shares of common stock are subject to various governmental or regulatory body rules which affect the liquidity of the shares.


Holders:

There were approximately 400 holders of record of the Company's common stock as of May 31, 2000.


Dividends:

The Company has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future. There are no external restrictions on the Company's ability to pay dividends. The Company currently intends to retain its earnings for the operation and expansion of its business. The Company's continued need to retain earnings for operations and expansion are likely to limit the Company's ability to pay dividends in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations For the Fiscal Years Ended May 31, 2000 and 1999.

For the year ended May 31, 2000, the Company recorded revenues from operations of $5,246,000, an increase of approximately 17% compared to $4,483,000 for the same period in 1999. This increase is attributable to increases in sales in most of the Company's product lines, although the majority of the increases were within the Company's two largest groups Pro-form and Packaging. Gross profits rose to $1,430,000 for the year ended May 31, 2000 from $1,249,000 in 1999. The increase in gross profits was due to the increase in revenues. Gross profit as a percent of sales fell slightly from 27.9% in the year ending May 31, 1999 to 27.3% in 2000. The slight decrease was due to a shift in overall product mix.

Marketing expenses for the year ending May 31, 2000 increased to $698,000 from $642,000 in 1999, an increase of 9%. Additional personnel in customer service along with increased advertising expenses were the primary factors causing the increase in marketing expenses. General and administrative expenses increased to $539,000 for the year ended May 31, 2000 from $498,000 in 1999, an increase of 9%. Increases in administrative personnel from the addition sales volumes, and legal and accounting expenses relating to public securities filings were the primary reason for the increase in general and administrative expenses.

Interest expense increased to $30,000 for the year ended May 31, 2000 from $25,000 in 1999. The increase in interest is a combination of increased borrowing of term notes coupled with overall increases in interest rates. Income taxes increased to $41,000 for the year ended May 31, 2000 from $6,000 in 1999. The increase was due to an increase in net profits from operations along with the fact that the company reversed the valuation allowance on deferred tax assets related to operating loss carryforwards in the year ended May 31, 1999. Net Income for the year ended May 31, 2000 rose to $126,000 from $90,000 in 1999.

On May 31, 2000 the Company's total assets were $2,073,000, compared to $1,815,000 at May 31, 1999. The increase was due primarily to increases in inventories and investments in property and equipment used for production. Total liabilities increased from $687,000 at May 31, 1999 to $815,000 at May 31, 2000. The primarily increase was in long-term debt as the Company continues to expand it's manufacturing capacity. As of May 31, 2000, stockholder's equity increased by $131,000 to $1,259,000 from $1,128,000 as of May 31, 1999.


Liquidity and Capital Resources.

During the twelve month period ending May 31, 2000, operations of the Company produced a positive cash flow of $193,000. The prior year produced positive cash flows of $184,000 in comparison. The increase in operating cash flows is primarily due to increased profits from the current year operations.

The Company has typically relied on cash flows from operations to finance its working capital needs. The Company has a working capital loan with Oakley National Bank of Buffalo, Minnesota in the amount of $350,000 secured by the Company's inventories and accounts receivable to fund temporary or seasonal variations in cash flows. As of May 31, 2000, the Company had used $257,000 of the credit line leaving a balance of $93,000 available. The Company has traditionally borrowed capital from time to time on term basis to finance necessary purchases of specific capital equipment. As of May 31, 2000, the balance due on all outstanding term loans used for capital equipment purchases was $119,000. Management is confident that these combined sources of capital will be sufficient to finance the current operations of the Company. The Company's future capital requirements will depend on many factors, including growth of the Company's customer base, economic conditions and other factors including the results of future operations.

The Company intends to continue developing its existing product lines and expanding it's manufacturing capacity. It is estimated that the Company may need to borrow up to $150,000 during the next twelve months to finance the acquisition of capital equipment necessary to support such expansion. In particular, the Company intends to continue the development of its extrusion and thermo-forming lines. Aside from equipment purchased in the spring of 2000, the Company has not made any commitments for any capital expenditures at this time. At this time there are no plans to sell any significant capital equipment. The Company is evaluating the possibility of further expanding its plastic extrusion and die cutting operations. By expanding operations, the Company expects that the number of full time employees it employs will increase approximately ten percent over the next two years.

There are no known trends, events, or uncertainties known to management at this time that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. Historically, the first quarter of operations has always been the strongest for the Company due to increased sales of its Pro-form mouthguard line to athletes returning to school in the fall. As the Company continues to expand the other product lines that it markets, the effect of this seasonal business is expected to continue to decline as a material aspect of its operations.


ITEM 7.    FINANCIAL STATEMENTS.

The Company's Financial Statements, and the report of Olsen Thielen & Co., LTD, independent auditors, and Froehling, Anderson, Plowman and Wasmuth, LTD, independent auditors, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.


ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

On May 15, 2000, the Registrant was notified by Froehling, Anderson, Plowman & Wasworth, Ltd. that the firm declined to stand for re-election as the Registrant's certifying accountants effective May 15, 2000. During the Registrant's two most recent fiscal years and through May 15, 2000, there were no disagreements with Froehling, Anderson, Plowman & Wasmuth, Ltd. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Froehling, Anderson, Plowman & Wasmuth, Ltd., would have caused that firm to make reference to the subject matter of the disagreement in connection with its report. Froehling, Anderson, Plowman & Wasmuth, Ltd.'s report on the Registrant's financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant's two most recent fiscal years and through May 15, 2000, there were no reportable events (as defined in Regulation S-K ITEM 304(a)(1)(v)). The Registrant has provided Froehling, Anderson, Plowman & Wasmuth, Ltd. with a copy of the disclosures contained in its form 8-K and has requested that Froehling, Anderson, Plowman & Wasmuth, Ltd. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Registrant herein and, if not, stating the respects in which it does not agree. A copy of the Froehling, Anderson, Plowman & Wasmuth, Ltd. letter dated May 19, 2000 was filed as Exhibit 16 to Form 8-K on May 19, 2000.

Effective May 15, 2000 the Board of Directors of the Registrant approved engaging Olsen Thielen & Co., Ltd as its certifying accountant for the year ended May 31, 2000.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         Set forth below are the names, ages and positions of the directors and executive officers of the Company:


   NAME                               AGE            POSITION WITH COMPANY
   ----                               ---            ---------------------

   Douglas Murphy                     51             President, Chief Executive Officer and Director

   Bryan Nichols                      40             Vice President, Chief Financial Officer and Director

   William Murphy                     49             Vice President of Sales

   Dr. Earl Johnson                   65             Director

   Russel Felten                      51             Director


   Douglas Murphy has been President and CEO of the Company since January of 1986. He has served as director and as an officer of the Company since 1981. Mr. Murphy holds a Ph.D. degree in Biological Sciences. In his present capacity within the Company, Mr. Murphy is principally concerned with marketing, distribution and introduction of new products.

   Bryan Nichols has been the Vice President of Operations and CFO of the Company since January of 1986. He has served as secretary to the board since 1986 and as a director since 1995. Mr. Nichols holds a Bachelors degree in Business Administration along with a (mini) MBA certificate from the University of St. Thomas. Mr. Nichols has also completed certification training in ISO-9000 and FDA QSR Regulatory training. In his present capacity with the Company Mr. Nichols is primarily concerned with operations, production and financing.

   William Murphy was one of the original founders of the Company in 1976. He is the brother of Douglas Murphy. Mr. Murphy has held positions as both director and President of the Company. He resigned his position with the Company in 1986 to direct another public company, Medical Packaging Corp. But he returned to the Company in 1988 where he has served in various management positions since that time. Mr. Murphy holds a Bachelors degree in Business from St. Cloud State. Mr. Murphy is principally concerned with products within the Laboratory division of the Company including research and development and introduction of products within that division.

   Dr. Earl Johnson was elected to the board of directors in January 1988. He has served in that capacity with the Company since that time. Dr. Johnson retired after running a successful practice in Hibbing, MN for 35 years. Dr. Johnson is a graduate of the University of Minnesota School of Dentistry. In addition to serving as a board member, Dr. Johnson assists with research and development of various products that the Company has introduced.

   Russel Felten was elected to the board of directors in 1994 and has served in that capacity since that time. Mr. Felten is President of Agricultural Financial Services, a Company focused on leasing to the farming industry. At the same time Mr. Felten continues to manage assets for individuals as he has done for the past twelve years. Form 1973 to 1988 Mr. Felten was employed by Waycrosse, Inc. where he performed duties ranging form tax and estate planning work to the management of all types of investments. Mr. Felten is also a director of Minn. American Inc., OTCFMB.MN.A:C, as well as a director of various privately held companies. Mr. Felten holds a BS in Business Administration from Valparaiso University and received the Certified Financial Planner designation in 1988.

   The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board and subject to employment agreements, if any, approved and ratified by the Board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, no Form 3's or Form 5's required to be filed under Section 16(a) of the Securities Exchange Act of 1934 were filed by any of the officers, directors, or greater than 10% percent shareholders of the Company since the date of effectiveness of the Company's Form 10-SB, May 7, 2000. In addition, to the best of the Company's knowledge, Russel Felten, a director of the Company, failed to timely file a Form 4 upon his exercise of an option to purchase 1,853 shares of common stock in July, 2000.


ITEM 10.   EXECUTIVE COMPENSATION.

                           Summary Compensation Table


                                                                Annual              Long Term
                                                             Compensation          Compensation
                                                        -----------------------     Securities              All
                                             Fiscal                                 Underlying             Other
Name and Principal Position                   Year       Salary       Bonus        Options (1)       Compensation (2)
------------------------------------        ----------  ----------  -----------  -----------------  --------------------
Douglas Murphy                                1998      $  88,200   $   7,825          0                $   9,780
Chief Executive Officer                       1999      $  90,846   $   5,700          0                $   9,780
                                              2000      $  96,434   $  12,091          0                $   2,580

William Murphy                                1998       ---------   ---------     ---------              -------
Vice President Sales                          1999       ---------   ---------     ---------              -------
                                              2000      $  96,434   $  12,230          0                $   2,580

Bryan Nichols                                 1998       ---------   ---------     ---------              -------
Chief Financial Officer                       1999       ---------   ---------     ---------              -------
                                              2000      $  96,434   $  12,990          0                $   2,580


(1) Doug Murphy, William Murphy, and Bryan Nichols received incentive stock options to purchase 40,000 shares of common stock granted September 1, 1999, at $.44 per share, the final bid price as of the option date. They also received warrants to purchase 37,500 shares of common stock granted March 1, 2000 at $.20 per share the final bid price as of the warrants date.
(2) Includes net automobile allowance and entertainment and expense allowance, health insurance premiums and life insurance premiums not available to employees generally.

There were no other executives that earned in excess of $100,000 during the most recent fiscal year.

EMPLOYMENT CONTRACTS

The Company has entered into five-year employment agreements with Douglas Murphy, William Murphy, and Bryan Nichols. Each agreement provides for a bonus based on net income of the Company and for severance payments of three years' annual salary. The agreements expire in May 2002. Copies of these employment agreements were filed previously with the Company's Amendment Number Two to Form 10-SB filed July 14, 2000.

STOCK OPTIONS AND WARRANTS

The following table sets forth all options and warrants that have been granted to officers or directors as of the end of the Company's last fiscal year.


---------------------------------------------------------------------------------------------------------------------
                                                                                          NUMBER
                                                       DATE             DATE                 OF             OPTION
         OPTIONEE                 CAPACITY            GRANTED          EXPIRES             SHARES            PRICE
---------------------------------------------------------------------------------------------------------------------
  Russel Felten (1)          Director              07/06/95         07/05/00                800               0.25
---------------------------------------------------------------------------------------------------------------------
  Earl Johnson (2)           Director              07/06/95         07/05/00                800               0.25
---------------------------------------------------------------------------------------------------------------------
  Dennis Breen (2)           Former Director       07/06/95         07/05/00                800               0.25
---------------------------------------------------------------------------------------------------------------------
  Russel Felten (1)          Director              12/07/95         12/06/00              1,053               0.19
---------------------------------------------------------------------------------------------------------------------
  Earl Johnson               Director              12/07/95         12/06/00              1,053               0.19
---------------------------------------------------------------------------------------------------------------------
  John Ward                  Former Director       12/07/95         12/06/00              1,053               0.19
---------------------------------------------------------------------------------------------------------------------
  Russel Felten              Director              04/04/96         04/03/01              1,053               0.19
---------------------------------------------------------------------------------------------------------------------
  Earl Johnson               Director              04/04/96         04/03/01              1,053               0.19
---------------------------------------------------------------------------------------------------------------------
  Russel Felten              Director              04/24/96         04/23/01                800               0.25
---------------------------------------------------------------------------------------------------------------------
  Earl Johnson               Director              04/24/96         04/23/01                800               0.25
---------------------------------------------------------------------------------------------------------------------
  John Ward                  Former Director       04/24/96         04/23/01                800               0.25
---------------------------------------------------------------------------------------------------------------------
  Russel Felten              Director              05/08/96         05/07/01                800               0.25
---------------------------------------------------------------------------------------------------------------------
  Earl Johnson               Director              05/08/96         05/07/01                800               0.25
---------------------------------------------------------------------------------------------------------------------
  Earl Johnson               Director              09/01/99         08/31/04              5,000               0.44
---------------------------------------------------------------------------------------------------------------------
  Russel Felten              Director              09/01/99         08/31/04              5,000               0.44
---------------------------------------------------------------------------------------------------------------------
  William Murphy             Officer               09/01/99         08/31/04             40,000               0.44
---------------------------------------------------------------------------------------------------------------------
  Douglas Murphy             Officer, Director     09/01/99         08/31/04             40,000               0.44
---------------------------------------------------------------------------------------------------------------------
  Bryan Nichols              Officer, Director     09/01/99         08/31/04             40,000               0.44
---------------------------------------------------------------------------------------------------------------------
  Patti Cordes               Customer Service      09/01/99         08/31/04              7,500               0.44
---------------------------------------------------------------------------------------------------------------------
  Debbie Hilde               Customer Service      09/01/99         08/31/04              6,800               0.44
---------------------------------------------------------------------------------------------------------------------
  Corey Cummings             Purchasing Direct     09/01/99         08/31/04             13,000               0.44
---------------------------------------------------------------------------------------------------------------------
  Jennifer Carpentier        Plant Mgr.            09/01/99         08/31/04             13,000               0.44
---------------------------------------------------------------------------------------------------------------------
  Harlo Falde                Shipping Mgr.         09/01/99         08/31/04              6,800               0.44
---------------------------------------------------------------------------------------------------------------------
  Timothy Smith              Plant Mgr.            09/01/99         08/31/04             13,000               0.44
---------------------------------------------------------------------------------------------------------------------
  Daniel Schrader            Consultant            03/02/00         03/01/05             50,000               0.20
---------------------------------------------------------------------------------------------------------------------
  Thomas Krosschel           Consultant            03/02/00         03/01/05             50,000               0.20
---------------------------------------------------------------------------------------------------------------------
  Yvonne Felten              Consultant            03/02/00         03/01/05             50,000               0.20
---------------------------------------------------------------------------------------------------------------------
  Douglas Murphy             Officer, Director     03/02/00         03/01/05             37,500               0.20
---------------------------------------------------------------------------------------------------------------------
  William Murphy             Officer               03/02/00         03/01/05             37,500               0.20
---------------------------------------------------------------------------------------------------------------------
  Bryan Nichols              Officer,  Director    03/02/00         03/01/05             37,500               0.20
---------------------------------------------------------------------------------------------------------------------
  TOTAL                                                                                 464,265
---------------------------------------------------------------------------------------------------------------------

(1) In July, 2000, Russell Felten exercised his option to purchase a total of 1,853 shares of common stock of the Company.

(2) Since the end of the Company's most recent fiscal year, options granted to Earl Johnson and Dennis Breen to purchase a total of 1,600 shares of common stock of the Company have expired without exercise of the option.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


(a) Security ownership of certain beneficial owners (5% or greater).

The following information sets forth certain information as of May 31, 2000, about each person or entity who is known to the Company to be beneficial owners of more than 5% of the Company's Common Stock:

                        Name and Address of                                   Amount and Nature of         Percent
Title of Class            Beneficial Owner                                      Beneficial Owner           of Class
-----------------------------------------------------------------------------------------------------------------------

Common              Douglas B. Murphy               President, CEO            226,988 Shares (1)            9.6%
                    3730 Lee Road                   Director
                    Minnetrista, MN 55364

Common              William Murphy                  VP Sales                  234,195 Shares (1)            9.9%
                    18440 25th Ave. N.
                    Plymouth, MN 55447

Common              Bryan Nichols                   VP Operations,            217,501 Shares (1)            9.2%
                    2130 54th St. NW                CFO Director
                    Buffalo, MN 55313

(1) Includes 77,500 shares of Common Stock issuable upon the exercise of options and warrants presently exercisable or exercisable within the next 60 days by Doug Murphy, William Murphy and Bryan Nichols.


(b)   Security ownership of management.

The following information sets forth certain information as of May 31, 2000, about each person in a management position or director who is beneficial owners of the Company's Common Stock:


                    Name and Address of                                     Amount and Nature of         Percent
Title of Class      Beneficial Owner                                         Beneficial Owner           of Class
-----------------------------------------------------------------------------------------------------------------------
Common              Douglas B. Murphy               President, CEO            226,988 Shares (1)            9.6%
                    3730 Lee Road                   Director
                    Minnetrista, MN 55364

Common              William Murphy                  VP Sales                  234,195 Shares (1)            9.9%
                    18440 25th Ave. N.
                    Plymouth, MN 55447

Common              Bryan Nichols                   VP Operations,            217,501 Shares (1)            9.2%
                    2130 54th St. NW                CFO Director
                    Buffalo, MN 55313

Common              Earl Johnson                    Director                   51,048 Shares (2)            2.2%
                    325 Highland Drive
                    Hibbing, MN 55746

Common              Russ Felten                     Director                   63,670 Shares (3)            2.7%
                    7354 Howard Lane
                    Eden Prairie, MN 55346

Common              Officers and Directors as a group (5 persons)               793,402 Shares             33.5%



(1) Includes 77,500 shares of Common Stock issuable upon the exercise of options and warrants presently exercisable or exercisable within the next 60 days by Doug Murphy, William Murphy and Bryan Nichols.

(2) Includes 9,506 shares of Common Stock issuable upon the exercise of options and warrants presently exercisable or exercisable within the next 60 days by Earl Johnson.
(3) Includes 59,506 shares of Common Stock issuable upon the exercise of options and warrants presently exercisable or exercisable within the next 60 days by Russ Felten.

(c)   Changes in control.

There are no arrangements which may result in a change in control of the Company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two years the Company has not entered into any material transactions with an officer, director, or a beneficial owner of 5% or more of the Company's common stock, except as follows: the Company leases its 13,000 square foot facility at 530 River Street S. in Delano Minnesota from a partnership consisting of some of its officers and directors. This facility holds all administrative and a portion of the warehousing and manufacturing operations of the Company. The lease term extends through September 2003 at an average annual lease rate per square foot of $5.08. The Company also leases a 10,000 square foot facility at 410 congress Street in Maple Lake Minnesota from its officers and directors. This facility houses all remaining manufacturing operations. The lease term for this facility extends through September 2003 at an average annual lease rate per square foot of $5.50. Both facilities are new (less than 10 years) and are in excellent condition. Management believes that the lease rate per square foot and other terms and conditions are not materially different than prevailing market rates and conditions. Leases for both facilities provide for an option to renew leases for an additional five years beyond the expiration of the current lease term. Lease rates will increase 10% if renewed for the additional five year term.


                                     PART IV

ITEM 13 EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8K.

Documents filed as part of this report.

1) The financial statements filed as part of this report are listed separately in the Index to Financial Statements immediately following the signature page.

2) Form 8-K was filed on May 19, 2000 by the registrant notifying a change of Auditor for the year ending May 31, 2000.

INDEMNIFICATION OF DIRECTORS AND OFFICERS.

The Company's Restated Articles of Incorporation, its Restated Bylaws and the provisions of the Minnesota Business Corporation Act, which govern the actions of the Company, provide that present and former officers and directors of the Company shall be indemnified against certain liabilities and expenses which any of them may incur as a result of being, or having been, an officer of the Company. Indemnification is contingent upon certain conditions being met, including, that the person: has not been previously indemnified by another party for the same matter; has acted in good faith; has received no improper personal benefit; and in the case of a criminal proceeding, has no reason to believe that the conduct complained of was unlawful and reasonably believed that the conduct complained of was in the best interests of the Company, or in certain circumstances, reasonably believed that the conduct complained of was not opposed to the best interests of the Company.

In addition, the Company's Restated Articles of Incorporation provide that a director of the Company shall not be liable for monetary damages for a breach of such director's fiduciary duty, except for a breach of the duty of loyalty, acts not in good faith or in knowing violation of law, violations of state securities laws, or for actions from which the director derived an improper personal benefit.

Insofar as the indemnification of liabilities arising under the 1933 Act, as amended, may be permitted to directors, officers and controlling persons of the Company pursuant to the provisions of its Restated Articles of Incorporation, Restated Bylaws and the provisions of the Minnesota Business Corporation Act, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the 1933 Act, as amended, and is, therefore, unenforceable.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 29, 2000.


                                      DENTAL RESOURCES, INC.



                                      BY: /s/
                                         -----------------------------
                                      Douglas B. Murphy, Its President




         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Dated:  August 29, 2000.


                              BY: /s/
                                  -------------------------------------------
                              Douglas B. Murphy, Its President, CEO, Director


                              BY: /s/
                                  -------------------------------------------
                              Bryan A. Nichols, Vice President, CFO, Director


                              BY: /s/
                                  -------------------------------------------
                              Earl Johnson, Director


                              BY: /s/
                                  -------------------------------------------
                              Russel Felten, Director

                                LIST OF EXHIBITS

Assigned Number                         Description
---------------                         -----------
Exhibit 3.1.1                           Restated Articles of Incorporation*
Exhibit 3.1.2                           Restated Bylaws*
Exhibit 6.1                             Douglas Murphy Employment Contract**
Exhibit 6.2                             William Murphy Employment Agreement**
Exhibit 6.3                             Bryan Nichols Employment Agreement**
Exhibit 10.1                            Nedderman/Bedard Royalty Agreement**
Exhibit 10.2                            Cook Royalty Agreement**
Exhibit 27                              Financial Data Schedule***
-------------------------------
* - Previously filed as part of Issuer's Registration Statement on Form 10-SB filed March 7, 2000.
** - Previously filed as part of the Second Amendment to Issuer's Registration Statement on Form 10-SB filed July 14, 2000.
*** - Filed herewith.

                             DENTAL RESOURCES, INC.


                                    CONTENTS

================================================================================

                                                                          Page
                                                                          ----
INDEPENDENT AUDITORS' REPORTS                                            19-20

FINANCIAL STATEMENTS:

   Balance Sheet                                                         21-22

   Statement of Income                                                      23

   Statement of Stockholders' Equity                                        24

   Statement of Cash Flows                                                  25

NOTES TO FINANCIAL STATEMENTS                                            26-32

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
Dental Resources, Inc.
Delano, Minnesota


We have audited the accompanying balance sheet of Dental Resources, Inc. as of May 31, 2000, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dental Resources, Inc. as of May 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ Olsen Thielen & Co., Ltd.
St. Paul, Minnesota
July 14, 2000

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
Dental Resources, Inc.
Delano, Minnesota


We have audited the accompanying balance sheet of Dental Resources, Inc. as of May 31, 1999, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dental Resources, Inc. as of May 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ Froehling, Anderson, Plowman & Wasmuth, LTD
Minnetonka, Minnesota
July 13, 1999

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                       21
                             DENTAL RESOURCES, INC.

                                  BALANCE SHEET
                              MAY 31, 2000 AND 1999

================================================================================

                                     ASSETS

                                                                                         2000                  1999
                                                                                     --------------        --------------
CURRENT ASSETS:
   Cash                                                                              $      29,028         $      46,623
   Accounts Receivable, Less Allowance for
      Uncollectibles of $3,000 and $2,500                                                  739,587               763,223
   Other Receivables                                                                           902                10,222
   Inventories                                                                             596,442               500,499
   Prepaid Expenses                                                                         31,324                25,418
   Deposits                                                                                  1,500                31,636
   Deferred Income Taxes                                                                    15,771                     -
                                                                                     --------------        --------------
      Total Current Assets                                                               1,414,554             1,377,621
                                                                                     --------------        --------------


PROPERTY AND EQUIPMENT:                                                                  1,388,144             1,092,588
   Less Accumulated Depreciation                                                           731,800               669,438
                                                                                     --------------        --------------
      Net Property and Equipment                                                           656,344               423,150
                                                                                     --------------        --------------


OTHER ASSETS:
   Patents and Trademarks Less Accumulated
      Amortization of $2,541 and $2,041                                                      2,458                 2,959
   Deferred Income Taxes                                                                         -                10,880
                                                                                     --------------        --------------
      Total Other Assets                                                                     2,458                13,839
                                                                                     --------------        --------------


TOTAL ASSETS                                                                         $   2,073,356         $   1,814,610
                                                                                     ==============        ==============




    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         2000                  1999
                                                                                     --------------        --------------
CURRENT LIABILITIES:
   Line of Credit Note Payable                                                       $     256,989         $     244,989
   Current Portion of Long-Term Debt                                                        38,400                 1,000
   Accounts Payable                                                                        340,154               381,365
   Accrued Expenses                                                                         54,804                57,802
   Income Taxes Payable                                                                      5,550                 1,690
                                                                                     --------------        --------------
      Total Current Liabilities                                                            695,897               686,846
                                                                                     --------------        --------------

LONG-TERM LIABILITIES:
   Long-Term Debt                                                                           80,572                     -
   Deferred Income Taxes                                                                    38,041                     -
                                                                                     --------------        --------------
      Total Long-Term Liabilities                                                          118,613                     -
                                                                                     --------------        --------------

COMMITMENTS:

STOCKHOLDERS' EQUITY:
   Common Stock - $.01 par value, 20,000,000 Shares Authorized,
      1,905,844 and 1,902,511 Shares Issued and Outstanding                                 19,058                19,025
   Additional Paid in Capital                                                            1,593,369             1,587,950
   Accumulated Deficit                                                                    (353,581)             (479,211)
                                                                                     --------------        --------------
      Total Stockholders' Equity                                                         1,258,846             1,127,764
                                                                                     --------------        --------------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $   2,073,356         $   1,814,610
                                                                                     ==============        ==============



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             DENTAL RESOURCES, INC.

                               STATEMENT OF INCOME
                        YEARS ENDED MAY 31, 2000 AND 1999

================================================================================


                                                                                         2000                  1999
                                                                                     --------------        --------------
SALES                                                                                $   5,245,881         $   4,483,200

COST OF GOODS SOLD                                                                       3,816,339             3,233,758
                                                                                     --------------        --------------

GROSS PROFIT                                                                             1,429,542             1,249,442
                                                                                     --------------        --------------

EXPENSES:
   Marketing                                                                               697,674               642,405
   General and Administrative                                                              539,141               498,493
                                                                                     --------------        --------------
      Total Expenses                                                                     1,236,815             1,140,898
                                                                                     --------------        --------------

OPERATING INCOME                                                                           192,727               108,544
                                                                                     --------------        --------------

OTHER INCOME AND (EXPENSES):
   Finance Charges                                                                           4,235                11,019
   Gain on Sale of Equipment                                                                     -                   708
   Interest Expense                                                                        (30,380)              (24,559)
                                                                                     --------------        --------------
      Net Other Income and (Expenses)                                                      (26,145)              (12,832)
                                                                                     --------------        --------------

INCOME BEFORE INCOME TAXES                                                                 166,582                95,712

INCOME TAX EXPENSE                                                                          40,952                 5,590
                                                                                     --------------        --------------

NET INCOME                                                                           $     125,630         $      90,122
                                                                                     ==============        ==============

BASIC NET INCOME PER SHARE                                                           $         .07         $         .05
                                                                                     ==============        ==============

DILUTED NET INCOME PER SHARE                                                         $         .06         $         .05
                                                                                     ==============        ==============

AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                                 1,903,710             1,901,131
   Diluted                                                                               2,159,833             1,912,891



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             DENTAL RESOURCES, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2000 AND 1999

================================================================================


                                              Common Stock                 Additional
                                      -----------------------------          Paid In            Accumulated
                                        Shares            Amount             Capital              Deficit             Total
                                      ------------       ----------       --------------      ----------------    --------------
BALANCE on May 31, 1998                 1,899,427        $  18,994        $   1,586,981        $   (569,333)      $   1,036,642

   Net Income                                                                                        90,122              90,122
   Common Stock Issued                      3,084               31                  969                                   1,000
                                      ------------       ----------       --------------       -------------      --------------

BALANCE on May 31, 1999                 1,902,511           19,025            1,587,950            (479,211)          1,127,764

   Net Income                                                                                       125,630             125,630
   Common Stock Issued                      3,333               33                  499                                     532
   Compensation Expense on
      Warrants Issued                                                             4,920                                   4,920
                                      ------------       ----------       --------------       -------------      --------------

BALANCE on May 31, 2000                 1,905,844        $  19,058        $   1,593,369        $   (353,581)      $   1,258,846
                                      ============       ==========       ==============       =============      ==============






    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             DENTAL RESOURCES, INC.

                             STATEMENT OF CASH FLOWS
                        YEARS ENDED MAY 31, 2000 AND 1999

================================================================================

                                                                                            2000                1999
                                                                                        -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                           $    125,630        $     90,122
   Adjustments to Reconcile Net Income to Net
        Cash Provided by Operating Activities:
      Depreciation                                                                           108,277              94,237
      Amortization                                                                               501                 500
      Gain on Sale of Equipment                                                                    -                (708)
      Compensation Expense on Warrants Issued                                                  4,920                   -
      (Increase) Decrease in:
        Accounts Receivable                                                                   23,636            (118,851)
        Other Receivables                                                                      9,320              (7,452)
        Inventories                                                                          (95,943)            (16,401)
        Prepaid Expenses                                                                      (5,906)             (5,239)
        Deposits                                                                              30,136             (28,183)
      Increase (Decrease) in:
        Accounts Payable                                                                     (41,211)            126,942
        Accrued Expenses                                                                      (2,998)             46,622
        Income Taxes Payable                                                                   3,860                 690
        Deferred Income Taxes                                                                 33,150               1,620
                                                                                        -------------       -------------
      Net Cash Provided by Operating Activities                                              193,372             183,899
                                                                                        -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment                                                       (341,471)            (66,346)
                                                                                        -------------       -------------
      Net Cash Used in Investing Activities                                                 (341,471)            (66,346)
                                                                                        -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Borrowings (Payments) on Line of Credit                                                12,000             (49,174)
   Principal Payments of Long-Term Debt                                                       (7,043)            (36,268)
   Proceeds from Issuance of Long-Term Debt                                                  125,015                   -
   Proceeds from Issuance of Common Stock                                                        532               1,000
                                                                                        -------------       -------------
      Net Cash Provided By (Used In) Financing Activities                                    130,504             (84,442)
                                                                                        -------------       -------------

NET INCREASE (DECREASE) IN CASH                                                              (17,595)             33,111

CASH at Beginning of Year                                                                     46,623              13,512
                                                                                        -------------       -------------

CASH at End of Year                                                                     $     29,028        $     46,623
                                                                                        =============       =============


SUPPLEMENTAL CASH FLOW INFORMATION
   Cash Paid During the Year for:
      Interest                                                                          $     30,380        $     24,559
      Income Taxes                                                                      $      3,942        $      3,280




    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company's principal line of business is manufacturing and marketing a number of specialized dental products and packaging materials for use in the dental and medical industries.

ACCOUNTING ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

INVENTORIES

Inventories are recorded at the lower of first-in, first-out cost or market.

Inventories consist of the following:

                                                        May 31
                                            -------------------------------
                                               2000               1999
                                            ------------       ------------

   Raw Materials                            $   162,731        $   110,090
   Work in Process                              314,703            172,192
   Finished Goods                               119,008            218,217
                                            ------------       ------------

      Totals                                $   596,442        $   500,499
                                            ============       ============


PROPERTY AND DEPRECIATION

Property and equipment are recorded at original cost. Additions, improvements or major renewals are capitalized. Any gains or losses on property and equipment retirements are reflected in the current year operations.

Depreciation is computed using the straight-line method at rates based on estimated service lives of the assets as follows:

   Molds                                                          3-7 Years
   Furniture and Fixtures                                        3-10 Years
   Leasehold Improvements                                          10 Years
   Computer Software                                             3-10 Years


LONG-LIVED ASSETS

The Company reviews long-lived assets on an individual level for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceed their fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are carried at the lower of the carrying amount or their fair value less disposal costs. At May 31, 2000 and 1999, no impairment loss provision was required or recorded in the financial statements.

                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The major temporary differences relate primarily to operating loss carryforwards, depreciation and inventory.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense was $122,000 and $94,000 for the years ended May 31, 2000 and 1999.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development expense was $6,094 and $6,984 for the years ended May 31, 2000 and 1999.

NET INCOME PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of earnings per share for the years ended May 31, 2000 and 1999 is as follows:

                                                        2000                                      1999
                                         -----------------------------------       -----------------------------------
                                             Basic               Diluted               Basic               Diluted
                                         --------------       --------------       --------------       --------------
   Net Earnings                          $     125,630        $     125,630        $      90,122        $      90,122
                                         ==============       ==============       ==============       ==============

   Average Shares Outstanding                1,903,710            1,903,710            1,901,131            1,901,131

   Effect of Dilutive Securities:
      Options and Warrants                           -              256,123                    -               11,760
                                         --------------       --------------       --------------       --------------

   Equivalent Shares                         1,903,710            2,159,833            1,901,131            1,912,891
                                         ==============       ==============       ==============       ==============

   Earnings Per Share                    $         .07        $         .06        $         .05        $         .05
                                         ==============       ==============       ==============       ==============


CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. A significant portion of the Company's sales are to customers in the dental and medical industries, and, consequently, the Company is directly affected by the financial well-being of those industries. However, the credit risk associated with trade receivables is minimal due to the Company's large customer base and ongoing monitoring of the credit worthiness of customers. Historically, credit losses have not been significant.

                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments approximates carrying value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values were estimated based on current rates offered to the Company for debt with similar terms and maturities.

RECLASSIFICATIONS

Certain amounts in the 1999 financial statements and notes have been reclassified to conform with the 2000 presentation. This reclassification had no effect on net income or stockholders' equity.


NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                           May 31
                                             -----------------------------------
                                                 2000                 1999
                                             --------------       --------------

   Molds                                     $     621,347        $     591,647
   Furniture and Fixtures                          510,267              398,188
   Leasehold Improvements                           99,499               74,281
   Computer Software                                26,044               28,472
   Under Construction                              130,987                    -
                                             --------------       --------------

      Total                                  $   1,388,144        $   1,092,588
                                             ==============       ==============


NOTE 3 - LINE OF CREDIT NOTE PAYABLE

The Company has a revolving line of credit agreement with Oakley National Bank of Buffalo Minnesota which enables the Company to borrow up to $350,000 at 1.5% above the prevailing prime interest rate (11.00% at May 31, 2000). The loan is secured by inventory and accounts receivable.


NOTE 4 - LONG-TERM DEBT

Long-term debt is as follows:

                                                                                                May 31
                                                                                  -----------------------------------
                                                                                      2000                 1999
                                                                                  --------------       --------------
   Note payable to Oakley National Bank of Buffalo, Minnesota in monthly installments of $4,028 including variable interest at 1% above the prevailing prime rate (10.5% at May 31, 2000) to March 2003 when the remaining balance
   is payable. Secured by equipment, inventory and accounts receivable.          $      118,972       $           -

   Note payable in monthly installments of $500.                                              -                1,000
                                                                                  --------------       --------------
      Total                                                                             118,972                1,000
   Less Amount Due Within One Year                                                       38,400                1,000
                                                                                  --------------       --------------

      Long-Term Debt                                                              $      80,572        $           -
                                                                                  ==============       ==============


                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 4 - LONG-TERM DEBT (CONTINUED)

Principal payments required during the next three years are: 2001- $38,400; 2002
- $42,300; and 2003 - $38,272.


NOTE 5 - INCOME TAXES

Income tax expense consists of the following:

                                                                                             Year Ended May 31
                                                                                       ------------------------------
                                                                                          2000              1999
                                                                                       -----------       ------------
   Current:
      State                                                                            $    7,802        $     3,970
   Deferred                                                                                33,150              1,620
                                                                                       -----------       ------------

      Total Income Tax Expense                                                         $   40,952        $     5,590
                                                                                       ===========       ============

The provision for income taxes varied from the federal statutory rate as follows:

                                                                                             Year Ended May 31
                                                                                       ------------------------------
                                                                                          2000              1999
                                                                                       -----------       ------------

   Federal Tax at Statutory Rate                                                          29.0%              22.0%
   State Income Taxes, Net of Federal Benefit                                              3.9                3.2
   Non Deductible Expenses                                                                  .8                 .5
   Benefit of Operating Loss Carryforwards                                                   -              (24.8)
   Adjust Deferred Tax Rates                                                              (8.9)                 -
   Other                                                                                   (.2)               4.9
                                                                                         ------             ------

      Effective Tax Rate                                                                  24.6%               5.8%
                                                                                         ======             ======

The components of deferred income taxes are as follows:

                                                                                                  May 31
                                                                                       ------------------------------
                                                                                          2000              1999
                                                                                       -----------       ------------

   Current Deferred Tax Assets:
      Allowance for Uncollectibles                                                     $      835        $         -
      Inventory                                                                            14,936                  -
                                                                                       -----------       ------------

        Total Current Deferred Tax Assets                                              $   15,771        $         -
                                                                                       ===========       ============

   Noncurrent:
      Deferred Tax Assets:
        Operating Loss Carryforwards                                                   $    6,645        $    36,835
        Compensation on Stock Warrants                                                      1,370                  -

      Deferred Tax Liabilities:
        Depreciation                                                                      (46,056)           (25,955)
                                                                                       -----------       ------------

           Net Noncurrent Deferred Tax
              Asset (Liability)                                                        $  (38,041)       $    10,880
                                                                                       ===========       ============

The Company has federal net operating loss carryforwards of $33,000 as of May 31, 2000, which will expire in 2007.

                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 6 - COMMITMENTS

OPERATING LEASES -

The Company leases office, manufacturing and warehouse space under operating leases from a partnership consisting of officers and directors of the Company. The leases require monthly payments of $10,083 plus real estate taxes, insurance and other miscellaneous costs. The leases expire September 30, 2003, but provide for an option to renew for an additional five years.

Total rent expense (including real estate taxes, insurance and other costs which are required to be paid by the Company) and future, minimum obligations under the leases are as follows for years ending May 31:

Expense:
   1999                                             $   138,264
   2000                                                 138,733

Commitments:
   2001                                             $   120,996
   2002                                                 120,996
   2003                                                 120,996
   2004                                                  40,332
                                                    ------------

      Total                                         $   403,320
                                                    ============

EMPLOYMENT CONTRACTS -

The Company has entered into five-year employment agreements with three officers. Each agreement provides for a bonus based on net income of the Company and for severance payments of three years' annual salary. The agreements expire in May 2002.


NOTE 7 - RETIREMENT PLANS

The Company has a defined contribution 401(k) profit sharing plan in effect for its employees who meet certain age and service requirements. Employees may elect to contribute an amount up to the maximum dollar amount allowed by the IRS. The Company contributes up to 3% of the employee's salary. Contributions for this plan were $9,408 for the year ended May 31, 2000. No contribution was made for the year ended May 31, 1999.


NOTE 8 - STOCK OPTIONS AND WARRANTS

In 1998, the Company approved a stock option plan which allows issuance of stock options to officers and key employees. The exercise price for each option is to be no less than 100% of the fair market value of the common stock on the day the option is granted. Options under this plan have a term of five years. A total of 550,000 shares of common stock have been reserved for this plan. As of May 31, 2000, 359,900 shares remained available to be issued under this plan.

                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 8 - STOCK OPTIONS AND WARRANTS (CONTINUED)

In 2000, the Company also granted stock warrants to officers and consultants of the Company. These warrants allow the holder to purchase the Company's common stock at $0.20 per share. The warrants have a term of five years.

No options or warrants were granted during the fiscal year ended May 31, 1999.

The following summarizes transactions for stock options and warrants for the years ended May 31, 2000 and 1999:

                                                          Stock Options                          Warrants
                                                   -----------------------------       ------------------------------
                                                     Number           Average            Number            Average
                                                       of             Exercise             of              Exercise
                                                     Shares            Price             Shares             Price
                                                   -----------       -----------       ------------       -----------

Outstanding at May 31, 1998                            18,540         $   .24                    -          $    -

   Exercised                                           (3,084)            .35                    -               -
   Expired                                               (458)            .35                    -               -
                                                   -----------                         ------------

Outstanding May 31, 1999                               14,998             .21                    -               -

   Issued                                             190,100             .44              262,500             .20
   Exercised                                           (3,333)            .16                    -               -
                                                   -----------                         ------------

Outstanding May 31, 2000                              201,765         $   .43              262,500          $  .20
                                                   ===========                         ============

All stock options and warrants are fully vested and currently exercisable as of May 31, 2000. Exercise prices of stock options outstanding range from $.19 to $.44. The weighted average fair value of options and warrants granted during the year ended May 31, 2000 was $.41 and $.30, respectively. The weighted average remaining life of all options and warrants outstanding at May 31, 2000 was 4.49 years.

The Company follows the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," but applies APB Opinion No.25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees. Compensation expense for stock warrants issued to non-employee consultants is being expensed over the life of the consulting agreement. The Company recognized $4,920 of compensation expense for the year ended May 31, 2000 and will recognize $14,761 and $9,842 of compensation expense for the years ending May 31, 2001 and May 31, 2002. If the Company had elected to recognize compensation cost for its stock based transactions with employees using the method prescribed by SFAS No. 123, net income and earnings per share would have been as follows at May 31, 2000.

   Fair Value of Options and Warrants Issued                 $   155,077
   Proforma Compensation Expense (Before Taxes)                  125,554
   Net Income                                                     30,465
   Basic Net Income Per Share                                        .02
   Diluted Net Income Per Share                                      .01

                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 8 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The fair value of the options and warrants granted was estimated using the Black-Scholes option pricing model, using the following assumptions:

   Risk-Free Interest Rate                                       6.32%
   Expected Life                                              5 years
   Expected Volatility                                           80.6%
   Dividend Yield                                                 0.0%


NOTE 9 - SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company has one reportable segment which is the manufacturing and marketing of five associated groups of dental related products. The Company's five product groups are: Proform thermo-forming equipment and supplies, Hygienist chemicals and consumables, Packaging products, Procure ultraviolet light-cured ovens and composites, and Pro-flex denture materials. These products are sold worldwide. The Company does not currently own any assets outside the United States.

Gross revenues by product group are as follows:

                                                                            Year Ended May 31, 2000
                                                            --------------------------------------------------------
                                                                Total              Domestic              Foreign
                                                            --------------       --------------       --------------
   Pro-form                                                 $   2,533,187        $   1,646,571        $     886,616
   Hygienist                                                      802,062              561,444              240,618
   Packaging                                                    1,639,578            1,229,683              409,895
   Procure                                                         74,570               52,945               21,625
   Pro-flex                                                       196,484              170,941               25,543
                                                            --------------       --------------       --------------

      Totals                                                $   5,245,881        $   3,661,584        $   1,584,297
                                                            ==============       ==============       ==============

                                                                            Year Ended May 31, 1999
                                                            --------------------------------------------------------
                                                                Total              Domestic              Foreign
                                                            --------------       --------------       --------------

   Pro-form                                                 $   1,977,550        $   1,285,408        $     692,142
   Hygienist                                                      734,876              514,413              220,463
   Packaging                                                    1,491,456            1,118,592              372,864
   Procure                                                         65,661               46,619               19,042
   Pro-flex                                                       213,657              192,292               21,365
                                                            --------------       --------------       --------------

      Totals                                                $   4,483,200        $   3,157,324        $   1,325,876
                                                            ==============       ==============       ==============

The Company derived 21% of its sales from one customer for each of the years ended May 31, 2000 and 1999.