Form 10QSB
period 2000-08-31
DENTAL RESOURCES INC
filed 2000-10-13
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

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

                                 YES (X) NO ( )

THERE WERE 1,901,697 SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 31, 2000.

                             DENTAL RESOURCES, INC.

                                      INDEX
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS                                   PAGE NO.
                                                                        --------

         Balance Sheets as of August 31, 2000 and May 31, 2000.         P.  1

         Statements of Operations for the three months ended
         August 31, 2000 and August 31, 1999                            P.  3

         Statements of Cash Flows for the three months ended
         August 31, 2000 and August 31, 1999.                           P.  4

         Statements of Stockholders' Equity for the period ended
         August 31, 2000                                                P.  5

         Notes to Financial Statements                                  P.  6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                           P.  8


PART II - OTHER INFORMATION

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS              P. 11

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                       P. 12


SIGNATURES                                                              P. 12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             DENTAL RESOURCES, INC.
                                  BALANCE SHEET
                     AS OF AUGUST 31, 2000 AND MAY 31, 2000
--------------------------------------------------------------------------------

                                                             AUGUST 31,         MAY 31,
                                                               2000              2000
                                                            (UNAUDITED)        (AUDITED)
                                                           ------------      ------------
ASSETS

CURRENT ASSETS
   Cash                                                    $      4,711      $     29,028
   Accounts receivable - trade, less allowance for
    doubtful accounts of $3,000                                 886,407           739,587
   Accounts receivable - other                                      762               902
   Inventories                                                  663,937           596,442
   Prepaid expenses                                              38,347            31,324
   Deposits                                                       2,500             1,500
   Deferred income taxes                                         15,771            15,771
                                                           ------------      ------------
      TOTAL CURRENT ASSETS                                    1,612,435         1,414,554
                                                           ------------      ------------

PROPERTY AND EQUIPMENT
   Property and equipment                                     1,422,578         1,388,144
   Less: accumulated depreciation                              (761,487)         (731,800)
                                                           ------------      ------------
      PROPERTY AND EQUIPMENT - NET                              661,091           656,344
                                                           ------------      ------------


OTHER ASSETS
   Patents and trademarks, less accumulated
    amortization of $2,666 in August and $2,541 in May            2,334             2,458
                                                           ------------      ------------
      TOTAL OTHER ASSETS                                          2,334             2,458
                                                           ------------      ------------
         TOTAL ASSETS                                      $  2,275,860      $  2,073,356
                                                           ============      ============

           See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                                  BALANCE SHEET
                     AS OF AUGUST 31, 2000 AND MAY 31, 2000
--------------------------------------------------------------------------------

                                                                AUGUST 31,         MAY 31,
                                                                  2000              2000
                                                               (UNAUDITED)        (AUDITED)
                                                              ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit note payable                                $    250,919      $    256,989
   Current portion of long-term debt                                38,400            38,400
   Accounts payable                                                535,782           340,154
   Accrued expenses                                                 40,251            54,804
   Income taxes payable                                                825             5,550
                                                              ------------      ------------
      TOTAL CURRENT LIABILITIES                                    866,177           695,897
                                                              ------------      ------------


LONG-TERM LIABILITIES
   Long-term debt, less current portion shown above                 77,622            80,572
   Deferred income taxes                                            38,041            38,041
                                                              ------------      ------------
         TOTAL LONG-TERM LIABILITIES                               115,663           118,613
                                                              ------------      ------------

COMMITMENTS:

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; 20,000,000 shares
    authorized; 1,901,697 and 1,905,844 shares issued and
    outstanding, respectively                                       19,017            19,058
   Additional paid-in capital                                    1,595,291         1,593,369
   Accumulated deficit                                            (320,288)         (353,581)
                                                              ------------      ------------
         TOTAL STOCKHOLDERS' EQUITY                              1,294,020         1,258,846
                                                              ------------      ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  2,275,860      $  2,073,356
                                                              ============      ============

           See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                          2000             1999
                                                      -----------      -----------
SALES                                                 $ 1,370,595      $ 1,259,018

COST OF SALES                                           1,007,564          926,828
                                                      -----------      -----------
GROSS PROFIT                                              363,031          332,190

EXPENSES
   Marketing                                              171,954          159,665
   General and administrative                             142,193          105,419
                                                      -----------      -----------
TOTAL EXPENSES                                            314,147          265,084
                                                      -----------      -----------
INCOME FROM OPERATIONS                                     48,884           67,106

OTHER INCOME (EXPENSE)
   Finance charge income                                    1,675            4,005
   Other expense                                           (1,636)            (471)
   Interest expense                                        (7,855)          (5,895)
                                                      -----------      -----------
TOTAL OTHER INCOME (EXPENSE)                               (7,816)          (2,361)
                                                      -----------      -----------
INCOME BEFORE INCOME TAXES                                 41,068           64,745

PROVISION FOR INCOME TAXES                                  7,775           13,286
                                                      -----------      -----------
NET INCOME                                            $    33,293      $    51,459
                                                      ===========      ===========


BASIC NET INCOME PER COMMON SHARE                     $      0.02      $      0.03

DILUTED NET INCOME PER COMMON SHARE                   $      0.02      $      0.03


AVERAGE BASIC SHARES OUTSTANDING                        1,902,462        1,902,511
AVERAGE DILUTED SHARES OUTSTANDING                      2,135,194        1,912,328

                 See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                           2000               1999
                                                       ------------      ------------
CASH FLOWS FROM  OPERATING ACTIVITIES
   Net Income                                          $     33,293      $     51,459
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                            32,374            24,791
     Amortization                                               125               125
     Compensation Expense on Warrants Issued                  3,690
   Changes in assets and liabilities:
     (increase) decrease in receivables                    (146,680)          (92,303)
     (increase) decrease in inventories                     (67,495)          (97,813)
     (increase) decrease in prepaid deposits                 (7,023)          (28,999)
     (increase) decrease in deposits                         (1,000)           31,100
     increase (decrease) in income taxes payable             (4,725)           12,744
     increase (decrease) in acounts payable                 195,627           211,886
     increase (decrease) in accrued liabilities             (14,553)          (17,255)
                                                       ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    23,633            95,735
                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                       (37,121)         (118,750)
                                                       ------------      ------------
NET CASH (USED IN) INVESTING ACTIVITIES                     (37,121)         (118,750)
                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                (2,950)
   Net payments on note-payable-bank                         (6,070)           (4,000)
   Retirements of Common Stock                               (2,209)
   Proceeds from issuance of common stock                       400
                                                       ------------      ------------
NET CASH (USED IN) FINANCING ACTIVITIES                     (10,829)           (4,000)
                                                       ------------      ------------

NET INCREASE (DECREASE) IN CASH                             (24,317)          (27,015)


CASH - BEGINNING OF PERIOD                                   29,028            46,623
                                                       ------------      ------------

CASH - END OF PERIOD                                   $      4,711      $     19,608
                                                       ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during period for:
     Interest                                          $      7,855      $      5,895
                                                       ============      ============
     Income taxes                                      $     12,500      $        542
                                                       ============      ============

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                         STATEMENT OF STOCKHOLDER EQUITY
                              AS OF AUGUST 31, 2000
--------------------------------------------------------------------------------

                                                     COMMON STOCK
                                             ----------------------------
                                                NUMBER                        ADDITIONAL
                                                  OF                            PAID-IN      ACCUMULATED
                                                SHARES          AMOUNT          CAPITAL         DEFICIT         TOTAL
                                             ------------    ------------    ------------    ------------    ------------
BALANCE ON MAY 31, 1999                         1,902,511    $     19,025    $  1,587,950    $   (479,211)   $  1,127,764

   Common stock issued                              3,333              33             499                             532

   Compensation expense on Warrants Issued                                          4,920                           4,920

   Net Income                                                                                     125,630         125,630
                                             ------------    ------------    ------------    ------------    ------------

BALANCE ON MAY 31, 2000                         1,905,844          19,058       1,593,369        (353,581)      1,258,846

   Common stock issued                              1,853              19             381                             400

   Common stock retired                            (6,000)            (60)         (2,149)                         (2,209)

   Compensation expense on Warrants Issued                                          3,690                           3,690

   Net income                                                                                      33,293          33,293
                                             ------------    ------------    ------------    ------------    ------------

BALANCE ON AUGUST 31, 2000                      1,901,697    $     19,017    $  1,595,291    $   (320,288)   $  1,294,020
                                             ============    ============    ============    ============    ============


          See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1.   INTERIM FINANCIAL STATEMENTS

The information furnished in this report is unaudited but reflects all adjustments (which include only normal recurring adjustments), which are necessary, in the opinion of management, for the fair presentation of the results of the interim period. Actual results for the three months ending August 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on form 10-KSB.

2.   NET EARNINGS PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of earnings per share for the months ended August 31, 2000 and 1999 is as follows:

                                                 2000                           1999
                                        BASIC          DILUTED          BASIC          DILUTED
                                    ----------------------------    ----------------------------
Net earnings                        $     33,293    $     33,293    $     51,459    $     51,459
                                    ----------------------------    ----------------------------

Average shares outstanding             1,902,462       1,902,462       1,902,511       1,902,511

  Effect of dilutive securities:
          Options and Warrants                 0         232,732               0           9,817
                                    ----------------------------    ----------------------------

Equivalent shares                      1,902,462       2,135,194       1,902,511       1,912,328
                                    ----------------------------    ----------------------------

Earnings per share                  $       0.02    $       0.02    $       0.03    $       0.03
                                    ============================    ============================

3.   RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed in the period in which the expenses are incurred. Research and development costs for the three month period ended August 31, 2000 were $2,014 as compared to $400 for the three month period ended August 31, 1999.

4.   MARKET SEGMENT INFORMATION

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

                            REVENUES BY PRODUCT GROUP
               FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AND 1999

                          THREE MONTHS                              THREE MONTHS
                     ENDING AUGUST 31, 2000                    ENDING AUGUST 31, 1999
                TOTAL        DOMESTIC      FOREIGN        TOTAL       DOMESTIC       FOREIGN
            ----------------------------------------------------------------------------------
PROFORM      $  629,060    $  408,889    $  220,171    $  609,651    $  396,273    $  213,378

HYGIENIST       252,725       176,907        75,818       225,176       157,623        67,553

PACKAGING       436,230       327,172       109,058       352,925       264,694        88,231

PROCURE          19,752        13,826         5,926        17,625        12,338         5,287

PROFLEX          32,828        29,546         3,282        53,641        48,277         5,364
            ----------------------------------------------------------------------------------

TOTALS        1,370,595       956,340       414,255     1,259,018       879,205       379,813
            ==================================================================================

5.   STOCK OPTIONS AND WARRANTS

In 1998, the Company approved a stock option plan which allows issuance of stock options to officers and key employees. The exercise price for each option is to be no less than 100% of the fair market value of the common stock on the day the option is granted. Options under this plan have a term of five years. In fiscal year 2000, options to purchase 190,100 shares of common stock were issued to officers and employees under this plan. A total of 550,000 shares of common stock have been reserved for this plan of which 359,900 shares remained available to be issued as of August 31, 2000.

In fiscal year 2000, the Company also granted stock warrants to officers, directors, and consultants of the Company. The Warrants granted to officers and directors which total 162,500 shares worth of common stock allow the holder to purchase the Company's common stock at $0.20 per share. The Warrants granted to the consultants of the Company which total 100,000 shares worth of common stock were granted as consideration for assisting the Company in identifying and evaluating strategic business opportunities and helping to negotiate and structure any potential transactions over the next two years. The warrants issued to the consultants also allow the holder to purchase the Company's common stock at $0.20 per share. All warrants have a term of five years.

No options or warrants were granted during the quarter ended August 31, 2000.

The Company follows the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," but applies APB Opinion No.25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees. There was no compensation expense recorded for options and warrants issued to officers and employees. Compensation expense for stock warrants issued to non-employee consultants is being expensed equally over the two-year life of the consulting agreement based on a calculation of the fair value of the warrants issued using the Black-Scholes option pricing model. The Company recognized $3,690 of compensation expense for the quarter ended August 31, 2000 and no compensation expense for the quarter ended August 31, 1999. The compensation expense recorded in the quarter ended August 31, 2000 is included in General and Administrative expense on the Company's statement of operations.

The fair value of the options and warrants granted in fiscal year 2000 was estimated using the Black-Scholes option pricing model, using the following assumptions:

   Risk-Free Interest Rate                                            6.32%
   Expected Life                                                   5 years
   Expected Volatility                                                80.6%
   Dividend Yield                                                      0.0%

The following summarizes transactions for stock options and warrants for the year ended May 31, 2000 and the quarter ended August 31, 2000:

                                           Stock Options                   Warrants
                                    -------------------------      -------------------------
                                      Number          Average        Number          Average
                                        of           Exercise          of           Exercise
                                      Shares           Price         Shares          Price
                                    ---------       ---------      ---------       ---------
Outstanding at May 31, 1999            14,998        $   0.21             --       $     --

            Issued                    190,100            0.44        262,500           0.20
            Exercised                  (3,333)           0.16             --             --
                                    ---------                      ---------


Outstanding at May 31, 2000           201,765            0.43        262,500           0.20

            Exercised                  (1,853)           0.22             --             --
            Expired                    (1,600)           0.25             --             --
                                    ---------                      ---------

Outstanding at August 31, 2000        198,312        $   0.43        262,500       $   0.20
                                    =========                      =========

All stock options and warrants are fully vested and currently exercisable as of August 31, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


RESULTS OF OPERATIONS

Results of Operations For the Three Months Ended August 31, 2000 and 1999.

For the quarter ended August 31, 2000, the Company recorded revenues of $1,371,000, an increase of approximately 9% compared to $1,259,000 for the same period in 1999. This change is attributable to increased sales in most of the Company's product lines, although the majority of the increases were within the Company's two largest groups, Pro-form and Packaging. The Pro-flex line was the only group not experiencing growth as the Company has temporarily suspended promotion of the line until problems with staining and cracking of the products within the line can be researched. Gross profits rose to $363,000 for the quarter ended August 31, 2000 from $332,000 in 1999. The increase in gross profits was due to the increase in revenues. Gross profit as a percent of sales held relatively constant at 26.5% in the quarter ending August 31, 2000 compared to 26.4% in 1999.

Marketing expenses for the quarter ending August 31, 2000 increased to $172,000 from $160,000 in 1999, an increase of 7%. Additional personnel in customer service along with increased advertising expenses were the primary factors causing the increase in marketing expenses. General and administrative expenses increased to $142,000 for the quarter ended August 31, 2000 from $105,000 in 1999, an increase of 35%. Legal and accounting expenses relating to public securities filings were the primary reason for the increase in general and administrative expenses. An additional factor contributing to the increase in general and administrative expenses was related to maintenance expenses on the Company's computer system as the Company prepares to exchange data electronically between facilities and with it's primary customers and vendors.

Interest expense increased to $7,900 for the quarter ended August 31, 2000 from $5,900 in 1999. The increase in interest is a combination of increased borrowing of term notes coupled with overall increases in interest rates. Income taxes decreased to $7,800 for the quarter ended August 31, 2000 from $13,200 in 1999. The decrease was due to a decrease in net profits from operations. Net Income for the quarter ended August 31, 2000 fell to $33,000 from $51,000 in 1999.

On August 31, 2000 the Company's total assets were $2,276,000, compared to $2,073,000 at May 31, 2000. The increase was due primarily to increases in accounts receivable, inventories, and investments in property and equipment used for production. Total liabilities increased from $815,000 at May 31, 2000 to $982,000 at August 31, 2000. The increase was primarily in accounts payable as inventories were adjusted to keep pace with increased sales.

Liquidity and Capital Resources.

During the three month period ending August 31, 2000, operations of the Company produced a positive cash flow from operations of $24,000. The prior year produced positive cash flows from operations of $96,000 in comparison. The decrease in operating cash flows is primarily caused by a combination of reduced profits and investments in inventories and receivables needed to keep pace with expanding sales volumes.

The Company has typically relied on cash flows from operations to finance its working capital needs. The Company has a working capital loan with Oakley National Bank of Buffalo, Minnesota in the amount of $350,000 secured by the Company's inventories and accounts receivable to fund temporary or seasonal variations in cash flows. As of August 31, 2000, the Company had used $251,000 of the credit line leaving a balance of $99,000 available. The Company has traditionally borrowed capital from time to time on term basis to finance necessary purchases of specific capital equipment. As of August 31, 2000, the balance due on all outstanding term loans used for capital equipment purchases was $116,000. Management is confident that these combined sources of capital will be sufficient to finance the current operations of the Company. The Company's future capital requirements will depend on many factors, including growth of the Company's customer base, economic conditions and other factors including the results of future operations.

The Company intends to continue developing its existing product lines and expanding it's manufacturing capacity. It is estimated that the Company may borrow up to $150,000 from traditional banking resources during the next twelve months to finance the acquisition of capital equipment necessary to support such expansion. In particular, the Company intends to continue the development of its extrusion and thermo-forming lines. The Company has not made any commitments for any capital expenditures at this time. At this time there are no plans to sell any significant capital equipment. The Company is evaluating the possibility of further expanding its plastic extrusion and die cutting operations. By expanding operations, the Company expects that the number of full time employees it employs will increase by approximately ten percent over the next two years.

There are no known trends, events, or uncertainties known to management at this time that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. Historically, the first quarter of operations has always been the strongest for the Company due to increased sales of its Pro-form mouthguard line to athletes returning to school in the fall. The quarter ended August 31, 2000 showed sales that would correlate with this seasonal trend. As the Company continues to expand the other product lines that it markets, the effect of this seasonal business is expected to continue to decline as a material aspect of its operations.


FUTURE EXPECTATIONS

Management of the Company expects sales of its current product lines to show a slight growth over the prior year. Increases in the Proform line are expected to come mainly from sales of materials rather than machines. Management believes that the domestic market for vacuum machines has become saturated and sales to foreign markets will only allow the Company to maintain current market share for this particular product. Sales of the Hygienist and Packaging lines are expected to remain steady as long as the overall health and strength of the economy stays strong. The Company is currently working on new products within the packaging line, which management expects to offer some excellent opportunities for growth in this line. Sales in the Procure line are expected to remain relatively constant for the next three quarters. Management continues to expect a slight drop off in the Proflex lines until the Company completes testing of the modified product and begins to promote the product again.

The Company continues to enjoy good relations with its distributors, both domestically and internationally. The Company continues to introduce innovative new products, streamline its production facilities, and implement advanced technologies to strengthen its position with current channels of distribution to assure continued growth in the healthcare industry.

Management expects that recent and upcoming investments in capital equipment used in manufacturing will allow gross margins to be increased on existing product lines leading to higher net profits. Management also expects these same investments to help increase capacity in areas where the Company had previously approached maximum capacity levels limiting expansion of those particular lines.

Management expects selling and administrative expenses as a percent of sales revenue to decrease slightly, as sales revenues continue to increase in the coming periods leading to increased profitability.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has entered into the following transactions with respect to options and warrants to purchases its common stock during the interim period ending August 31, 2000. The options indicated below as granted under the Company's stock option plan were granted to persons who were directors or employees of the Company in private transactions that were exempt under Section 4(2) of the Securities Act and SEC Rule 701. The Company advised each option holder of the restricted nature under the Securities Act of the common stock purchasable on exercise of the options. The options were issued under the Company's written stock option plan, the aggregate exercise price of those options did not exceed $1,000,000 during any consecutive 12 month period, and the persons to whom options were granted were given copies of the option plan and of the options granted to them.

         In July of 2000 Options for 1600 shares of common stock exercisable at $.25 issued to outside directors expired without being exercised. The expiration date of the options was July 5, 2000.

         In July of 2000 an Option for 800 shares of common stock was exercised by an outside director at $.25 per share. The expiration date of the option was July 5, 2000. The Company relied on Section 4(2) of the Securities Act of 1933 and SEC Rule 701 for the issuance of these securities.

         In July of 2000 an Option for 1,053 shares of common stock was exercised by an outside director at $.19 per share. The expiration date of the option was December 6, 2000. The Company relied on Section 4(2) of the Securities Act of 1933 and SEC Rule 701 for the issuance of these securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file nor was it required to file any reports on Form 8-K during its fiscal quarter ended August 31, 2000.


                                LIST OF EXHIBITS


The following exhibits are filed with this Form 10-QSB:


Assigned Number      Description

Exhibit 3.1.1        Restated Articles of Incorporation*
Exhibit 3.1.2        Restated Bylaws*
Exhibit 11           Statement Regarding Computation of Earnings Per Share**
Exhibit 27           Financial Data Schedule**

--------------------
* - Previously filed with Form 10-SB filed March 7, 2000.
** - Filed herewith.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DENTAL RESOURCES, INC.

                                  By:    /s/ Bryan A. Nichols
                                      ------------------------------------------
                                      Bryan A. Nichols
                                      Vice President and Chief Financial Officer

                                  Date: October 13, 2000