Form 10QSB
period 2000-11-30
DENTAL RESOURCES INC
filed 2001-01-12
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION FROM _________ TO _________

                         COMMISSION FILE NUMBER 0-30608

                             DENTAL RESOURCES, INC.
                             ----------------------
           (Name of Small Business Issuer as Specified in its charter)
           -----------------------------------------------------------

            MINNESOTA                                 41-1279182
     ----------------------                -------------------------------
    (State of incorporation)              (IRS Employer Identification No.)

                    530 RIVER STREET SOUTH, DELANO, MN, 55328
                    -----------------------------------------
              (Address of principal executive offices and Zip Code)

                 (Registrant's telephone number) (763) 972-3801
                                                 --------------



CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES (X) NO ( )

THERE WERE 1,901,697 SHARES OF COMMON STOCK OUTSTANDING AT NOVEMBER 30, 2000.

                             DENTAL RESOURCES, INC.

                                      INDEX

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS                                   PAGE NO.
                                                                        --------

         Balance Sheets as of November 30, 2000 and May 31, 2000        P. 1

         Statements of Operations for the three and six months
         ended November 30, 2000 and 1999                               P. 3

         Statements of Cash Flows for the six months
         ended November 30, 2000 and 1999                               P. 4

         Statements of Stockholders' Equity for the period ended
         November 30, 2000                                              P. 5

         Notes to Financial Statements                                  P. 6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            P. 9


PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                      P. 11

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS              P. 11

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                        P. 12

         ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS   P. 12

         ITEM 5. OTHER INFORMATION                                      P. 12

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                       P. 12


LIST OF EXHIBITS                                                        P. 13

SIGNATURES                                                              P. 14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             DENTAL RESOURCES, INC.
                                 BALANCE SHEETS
                       AS OF NOVEMBER 30 AND MAY 31, 2000
--------------------------------------------------------------------------------

                                                      NOVEMBER 30,        MAY 31,
                                                          2000             2000
                                                      (UNAUDITED)        (AUDITED)
                                                      ------------     ------------
ASSETS:

CURRENT ASSETS:
   Cash                                               $     11,448     $     29,028
   Accounts receivable - trade, less allowance for
    doubtful accounts of $3,000                            817,086          739,587
   Accounts receivable - other                                 509              902
   Inventories                                             706,485          596,442
   Prepaid expenses                                         68,065           31,324
   Deposits                                                  7,750            1,500
   Deferred income taxes                                    15,771           15,771
                                                      ------------     ------------
      TOTAL CURRENT ASSETS                               1,627,114        1,414,554
                                                      ------------     ------------


PROPERTY AND EQUIPMENT:
   Property and equipment                                1,436,133        1,388,144
   Less: accumulated depreciation                         (796,738)        (731,800)
                                                      ------------     ------------
      PROPERTY AND EQUIPMENT - NET                         639,395          656,344
                                                      ------------     ------------


OTHER ASSETS:
   Patents and trademarks, less accumulated
    amortization of $2,791 and $2,541                        2,209            2,458
                                                      ------------     ------------
      TOTAL OTHER ASSETS                                     2,209            2,458
                                                      ------------     ------------

TOTAL ASSETS                                          $  2,268,718     $  2,073,356
                                                      ============     ============

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                                 BALANCE SHEETS
                       AS OF NOVEMBER 30 AND MAY 31, 2000
--------------------------------------------------------------------------------

                                                             NOVEMBER 30,        MAY 31,
                                                                 2000             2000
                                                             (UNAUDITED)        (AUDITED)
                                                             ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Line of credit note payable                               $    244,764     $    256,989
   Current portion of long-term debt                               38,400           38,400
   Accounts payable                                               503,479          340,154
   Accrued expenses                                                28,909           54,804
   Income taxes payable                                            11,548            5,550
                                                             ------------     ------------
      TOTAL CURRENT LIABILITIES                                   827,100          695,897
                                                             ------------     ------------


LONG-TERM LIABILITIES:
   Long-term debt, less current portion shown above                74,518           80,572
   Deferred income taxes                                           38,041           38,041
                                                             ------------     ------------
         TOTAL LONG-TERM LIABILITIES                              112,559          118,613
                                                             ------------     ------------

COMMITMENTS:

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 20,000,000 shares
    authorized; 1,901,697 and 1,905,844 shares issued and
    outstanding, respectively                                      19,017           19,058
   Additional paid-in capital                                   1,598,981        1,593,369
   Retained deficit                                              (288,939)        (353,581)
                                                             ------------     ------------
         TOTAL STOCKHOLDERS' EQUITY                             1,329,059        1,258,846
                                                             ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  2,268,718     $  2,073,356
                                                             ============     ============

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDING NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  NOVEMBER 30,                      NOVEMBER 30,
                                             2000             1999             2000             1999
                                        -----------------------------     -----------------------------
SALES                                   $  1,369,023     $  1,346,394     $  2,739,618     $  2,605,412

COST OF SALES                              1,017,050          985,081        2,024,614        1,911,909
                                        ------------     ------------     ------------     ------------
GROSS PROFIT                                 351,973          361,313          715,004          693,503

EXPENSES
            Marketing                        153,264          159,969          325,218          319,634
            General & Administrative         152,398          115,771          294,591          221,190
                                        ------------     ------------     ------------     ------------
TOTAL EXPENSES                               305,662          275,740          619,809          540,824
                                        ------------     ------------     ------------     ------------
INCOME FROM OPERATIONS                        46,311           85,573           95,195          152,679

OTHER INCOME (EXPENSE)
            Finance charge income              6,669             (112)           8,344            3,893
            Other income (expense)              (400)            (417)          (2,036)            (888)
            Interest expense                  (9,908)          (7,496)         (17,763)         (13,391)
                                        ------------     ------------     ------------     ------------
TOTAL OTHER INCOME (EXPENSE)                  (3,639)          (8,025)         (11,455)         (10,386)
                                        ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                    42,672           77,548           83,740          142,293
                                        ------------     ------------     ------------     ------------

PROVISION FOR INCOME TAXES                    11,323           28,334           19,098           41,620
                                        ------------     ------------     ------------     ------------

NET INCOME                              $     31,349     $     49,214     $     64,642     $    100,673
                                        ============     ============     ============     ============

BASIC NET INCOME PER COMMON SHARE       $       0.02     $       0.03     $       0.03     $       0.05
                                        ============     ============     ============     ============

DILUTED NET INCOME PER COMMON SHARE     $       0.01     $       0.03     $       0.03     $       0.05
                                        ============     ============     ============     ============


AVERAGE BASIC SHARES OUTSTANDING           1,901,697        1,902,634        1,902,207        1,902,542
AVERAGE DILUTED SHARES OUTSTANDING         2,142,464        1,908,022        2,121,352        1,919,921

See Accompanying Notes to Financial Statements

                              DENTAL RESOURCES, INC
                             STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                          2000             1999
                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                         $     64,642     $    100,673
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                           64,938           52,228
     Amortization                                              249              250
     Compensation expense on warrants issued                 7,380               --
   Changes in assets and liabilities:
     (increase) decrease in receivables                    (77,106)           5,708
     (increase) decrease in inventories                   (110,043)        (122,794)
     (increase) decrease in prepaid deposits               (36,741)         (25,931)
     (increase) decrease in deposits                        (6,250)          31,471
     increase (decrease) in income taxes payable             5,998           39,378
     increase (decrease) in acounts payable                163,325          (40,338)
     increase (decrease) in accrued liabilities            (25,895)         (19,340)
                                                      ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   50,497           21,305

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                      (47,989)        (133,198)
                                                      ------------     ------------
NET CASH (USED IN) INVESTING ACTIVITIES                    (47,989)        (133,198)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                 --          100,000
   Payments on long-term debt                               (6,054)              --
   Net payments on note-payable-bank                       (12,225)          (4,000)
   Retirements of common stock                              (2,209)              --
   Proceeds from issuance of common stock                      400              178
                                                      ------------     ------------
NET CASH PROVIDED BY (USED IN)
               FINANCING ACTIVITIES                        (20,088)          96,178
                                                      ------------     ------------

NET (DECREASE) IN CASH                                     (17,580)         (15,715)

CASH - BEGINNING OF PERIOD                                  29,028           46,623
                                                      ------------     ------------

CASH - END OF PERIOD                                  $     11,448     $     30,908
                                                      ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during period for:
     Interest                                         $     17,763     $     13,391
                                                      ============     ============
     Income taxes                                     $     13,100     $      1,700
                                                      ============     ============

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED NOVEMBER 30, 2000
--------------------------------------------------------------------------------

                                                      COMMON STOCK

                                              -----------------------------
                                                 NUMBER                          ADDITIONAL
                                                   OF                              PAID-IN       ACCUMULATED
                                                 SHARES           AMOUNT           CAPITAL         DEFICIT           TOTAL
                                              ------------     ------------     ------------     ------------     ------------
BALANCE ON MAY 31, 1999                          1,902,511     $     19,025     $  1,587,950     $   (479,211)    $  1,127,764

   Common stock issued                               3,333               33              499                               532

   Compensation expense on warrants issued                                             4,920                             4,920

   Net Income                                                                                         125,630          125,630
                                              ------------     ------------     ------------     ------------     ------------

BALANCE ON MAY 31, 2000                          1,905,844           19,058        1,593,369         (353,581)       1,258,846

   Common stock issued                               1,853               19              381                               400

   Common stock retired                             (6,000)             (60)          (2,149)                           (2,209)

   Compensation expense on warrants issued                                             7,380                             7,380

   Net income                                                                                          64,642           64,642
                                              ------------     ------------     ------------     ------------     ------------

BALANCE ON NOVEMBER 30, 2000                     1,901,697     $     19,017     $  1,598,981     $   (288,939)    $  1,329,059
                                              ============     ============     ============     ============     ============

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

1.  INTERIM FINANCIAL STATEMENTS

The information furnished in this report is unaudited but reflects all adjustments (which include only normal recurring adjustments) which are necessary, in the opinion of management, for the fair presentation of the results of the interim period. Actual results for the three and six months ending November 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on form 10-KSB.

2.  NET EARNINGS PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share includes the dilutive effect of potential common shares outstanding. The company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of earnings per share for the three and six months ended November 30, 2000 and 1999 is as follows:

                                        THREE MONTHS ENDED          THREE MONTHS ENDED
                                        NOVEMBER 30, 2000           NOVEMBER 30, 1999
                                       BASIC       DILUTED         BASIC        DILUTED
                                    ------------------------    ------------------------
Net earnings                            31,349        31,349        49,214        49,214
                                    ------------------------    ------------------------

Average shares outstanding           1,901,697     1,901,697     1,902,634     1,902,634

  Effect of dilutive securities:
            Options and Warrants             0       240,767             0         5,388
                                    ------------------------    ------------------------

Equivalent shares                    1,901,697     2,142,464     1,902,634     1,908,022
                                    ------------------------    ------------------------

Earnings per share                  $     0.02    $     0.01    $     0.03    $     0.03
                                    ========================    ========================

                                         SIX MONTHS ENDED           SIX MONTHS ENDED
                                        NOVEMBER 30, 2000           NOVEMBER 30, 1999
                                       BASIC        DILUTED        BASIC        DILUTED
                                    ------------------------    ------------------------

Net earnings                            64,642        64,642       100,673       100,673
                                    ------------------------    ------------------------

Average shares outstanding           1,902,207     1,902,207     1,902,542     1,902,542

  Effect of dilutive securities:
            Options and Warrants             0       219,145             0        17,379
                                    ------------------------    ------------------------

Equivalent shares                    1,902,207     2,121,352     1,902,542     1,919,921
                                    ------------------------    ------------------------

Earnings per share                  $     0.03    $     0.03    $     0.05    $     0.05
                                    ========================    ========================

3.  RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed in the period in which the expenses are incurred. Research and development costs for the three month period ended November 30, 2000 were $1,135 as compared to $1,294 for the three month period ended November 30, 1999. Research and development costs for the six month period ended November 30, 2000 were $3,149 as compared to $1,692 for the six month period ended November 30, 1999.

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

                                         SALES BY PRODUCT GROUP
                       THREE MONTHS ENDED                        THREE MONTHS ENDED
                        NOVEMBER 30, 2000                        NOVEMBER 30, 1999
                TOTAL       DOMESTIC       FOREIGN        TOTAL       DOMESTIC      FOREIGN
            ---------------------------------------------------------------------------------
PROFORM     $   668,749   $   434,687   $   234,062   $   673,710   $   437,912   $   235,798

HYGIENIST       287,976       201,583        86,393       265,599       185,919        79,680

PACKAGING       364,701       273,526        91,175       325,792       244,344        81,448

PROCURE          18,686        13,080         5,606        18,304        12,813         5,491

PROFLEX          28,911        26,020         2,891        62,989        56,690         6,299
            ---------------------------------------------------------------------------------

TOTALS        1,369,023       948,896       420,127     1,346,394       937,678       408,716
            =================================================================================

                                         SALES BY PRODUCT GROUP
                         SIX MONTHS ENDED                        SIX MONTHS ENDED
                        NOVEMBER 30, 2000                        NOVEMBER 30, 1999
                TOTAL       DOMESTIC       FOREIGN        TOTAL       DOMESTIC      FOREIGN
            ---------------------------------------------------------------------------------

PROFORM     $ 1,298,174   $   843,813   $   454,361   $ 1,283,339   $   834,170   $   449,169

HYGIENIST       540,765       378,535       162,230       490,058       343,041       147,017

PACKAGING       800,702       600,527       200,175       679,621       509,716       169,905

PROCURE          38,252        26,776        11,476        35,929        25,150        10,779

PROFLEX          61,725        55,553         6,172       116,465       104,818        11,647
            ---------------------------------------------------------------------------------

TOTALS        2,739,618     1,905,204       834,414     2,605,412     1,816,895       788,517
            =================================================================================

5.  STOCK OPTIONS AND WARRANTS

In 1998, the Company approved a stock option plan which allows issuance of stock options to officers and key employees. The exercise price for each option is to be no less than 100% of the fair market value of the common stock on the day the option is granted. Options under this plan have a term of five years. In fiscal year 2000, options to purchase 190,100 shares of common stock were issued to officers and employees under this plan. A total of 550,000 shares of common stock have been reserved for this plan of which 359,900 shares remained available to be issued as of November 30, 2000.

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

No options or warrants were granted during the six months ended November 30, 2000.

The Company follows the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," but applies APB Opinion No.25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees. There was no compensation expense recorded for options and warrants issued to officers and employees. Compensation expense for stock warrants issued to non-employee consultants is being expensed equally over the two-year life of the consulting agreement based on a calculation of the fair value of the warrants issued using the Black-Scholes option pricing model. The Company recognized $7,380 of compensation expense for the six months ended November 30, 2000 and no compensation expense for the six months ended November 30, 1999. The compensation expense recorded for the six months ended November 30, 2000 is included in General and Administrative expense on the Company's statement of operations.

The fair value of the options and warrants granted in fiscal year 2000 was estimated using the Black-Scholes option pricing model, using the following assumptions:

   Risk-Free Interest Rate                                                 6.32%
   Expected Life                                                        5 years
   Expected Volatility                                                     80.6%
   Dividend Yield                                                           0.0%

The following summarizes transactions for stock options and warrants for the year ended May 31, 2000 and the six months ended November 30, 2000:

                                        Stock Options                  Warrants
                                  ------------------------     ------------------------
                                    Number       Average         Number       Average
                                      of         Exercise          of         Exercise
                                    Shares        Price          Shares        Price
                                  ----------    ----------     ----------    ----------
Outstanding at May 31, 1999           14,998      $ 0.21               --      $   --

            Issued                   190,100        0.44          262,500        0.20
            Exercised                 (3,333)       0.16               --          --
                                  ----------                   ----------


Outstanding at May 31, 2000          201,765        0.43          262,500        0.20

            Exercised                 (1,853)       0.22               --          --
            Expired                   (1,600)       0.25               --          --
                                  ----------                   ----------

Outstanding at November 30, 2000     198,312      $ 0.43          262,500      $ 0.20
                                  ==========                   ==========

All stock options and warrants are fully vested and currently exercisable as of November 30, 2000.


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


RESULTS OF OPERATIONS

Results of Operations For the Three Months Ended November 30, 2000 and 1999.

For the quarter ended November 30, 2000, the Company recorded revenues of $1,369,000, an increase of approximately 2% compared to $1,346,000 for the same period in 1999. This change is attributable to increased sales in three of the Company's product lines; Hygienist, Procure, and Packaging. A slight decrease in sales of the Proform line was experienced as sales of vacuum forming equipment begins to slow. The Pro-flex line continued experiencing decreases as the Company has temporarily suspended promotion of the line until problems with staining and cracking of the products within the line can be researched. Gross profits decreased to $352,000 for the quarter ended November 30, 2000 from $361,000 in 1999. The decrease in gross profits was due to the decrease in revenues experienced in the Proflex line. Gross profit as a percent of sales decreased slightly to 25.7% in the quarter ending November 30, 2000 compared to 26.8% in 1999.

Marketing expenses for the quarter ending November 30, 2000 decreased to $153,000 from $160,000 in 1999, a decrease of 4%. The majority of the decrease is attributable to decreased promotion of the Proflex line of products and a slight decrease in employee benefits from changing health insurance providers. General and administrative expenses increased to $152,000 for the quarter ended November 30, 2000 from $116,000 in 1999, an increase of 31%. Legal and accounting expenses relating to public securities filings were the primary reason for the increase in general and administrative expenses. An additional factor contributing to the increase in general and administrative expenses was related to maintenance of the company's ISO-9000 quality system as the company prepares to comply with the latest standards that are being imposed.

Interest expense increased to $9,900 for the quarter ended November 30, 2000 from $7,500 in 1999. The increase in interest is a combination of increased borrowing of term notes coupled with overall increases in interest rates. Income taxes decreased to $11,000 for the quarter ended November 30, 2000 from $28,000 in 1999. The decrease was due to a decrease in net profits from operations. Net Income for the quarter ended November 30, 2000 fell to $31,000 from $49,000 in 1999.

Results of Operations For the Six Months Ended November 30, 2000 and 1999.

For the six months ended November 30, 2000, the Company recorded revenues of $2,740,000, an increase of approximately 5% compared to $2,605,000 for the same period in 1999. This change is attributable to increased sales in four of the Company's product lines; Proform, Hygienist, Procure, and Packaging. The Pro-flex line continued experiencing decreases as the Company has temporarily suspended promotion of the line until problems with staining and cracking of the products within the line can be researched. Gross profits increased to $715,000 for the six months ended November 30, 2000 from $694,000 in 1999. The increase in gross profits was primarily due to the increases in revenues experienced in the four mature lines. Gross profit as a percent of sales decreased slightly to 26.1% in the six months ending November 30, 2000 compared to 26.6% in 1999.

Marketing expenses for the six months ending November 30, 2000 increased slightly to $325,000 from $320,000 in 1999, an increase of 2%. The majority of the increase is attributable to adjustments to salaries and wages to keep pace with inflation. General and administrative expenses increased to $295,000 for the six months ended November 30, 2000 from $221,000 in 1999, an increase of 33%. Legal and accounting expenses relating to public securities filings accounted for nearly half of the total increase in general and administrative expenses. Maintenance of the company's ISO-9000 quality system as the company prepares to comply with the latest standards that are being imposed also contributed to the increases. Finally, maintenance and depreciation expenses relating to the companies computer systems also increased as the company continues to prepare for electronic data exchange between its primary customers and vendors.

Interest expense increased to $18,000 for the six months ended November 30, 2000 from $13,000 in 1999. The increase in interest is a combination of increased borrowing of term notes coupled with overall increases in interest rates. Income taxes decreased to $19,000 for the six months ended November 30, 2000 from $42,000 in 1999. The decrease was due to a decrease in net profits from operations. Net Income for the six months ended November 30, 2000 fell to $65,000 from $101,000 in 1999.

On November 30, 2000 the Company's total assets were $2,269,000, compared to $2,073,000 at May 31, 2000. The increase was due primarily to increases in accounts receivable, inventories, and investments in property and equipment used for production. Total liabilities increased from $815,000 at May 31, 2000 to $940,000 at November 30, 2000. The increase was primarily in accounts payable as inventories were adjusted to keep pace with increased sales volumes.

Liquidity and Capital Resources.

During the six month period ending November 30, 2000, operations of the Company produced a positive cash flow from operations of $50,000. The prior year produced positive cash flows from operations of $21,000 in comparison. The increase in operating cash flows is primarily caused by an increase in accounts payable as inventories are increased to keep pace with expanding sales volumes.

The Company has typically relied on cash flows from operations to finance its working capital needs. The Company has a working capital loan with Oakley National Bank of Buffalo, Minnesota in the amount of $350,000 secured by the Company's inventories and accounts receivable to fund temporary or seasonal variations in cash flows. As of November 30, 2000, the Company had used $245,000 of the credit line leaving a balance of $105,000 available. The Company has traditionally borrowed capital from time to time on term basis to finance necessary purchases of specific capital equipment. As of November 30, 2000, the balance due on all outstanding term loans used for capital equipment purchases was $113,000. Management is confident that these combined sources of capital will be sufficient to finance the current operations of the Company. The Company's future capital requirements will depend on many factors, including growth of the Company's customer base, economic conditions and other factors including the results of future operations.

The Company intends to continue developing its existing product lines and expanding it's manufacturing capacity. It is estimated that the Company may borrow up to $150,000 during the next twelve months to finance the acquisition of capital equipment necessary to support such expansion. In particular, the Company intends to continue the development of its extrusion and thermo-forming lines. The Company has not made any commitments for any capital expenditures at this time. At this time there are no plans to sell any significant capital equipment. The Company is evaluating the possibility of further expanding its plastic extrusion and die cutting operations. By expanding operations, the Company expects that the number of full time employees it employs will increase approximately ten percent over the next two years.

There are no known trends, events, or uncertainties known to management at this time that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. Historically, the first quarter of operations has always been the strongest for the Company due to increased sales of its Pro-form mouthguard line to athletes returning to school in the fall. The six months ended November 30, 2000 showed sales that would correlate with this seasonal trend. As the Company continues to expand the other product lines that it markets, the effect of this seasonal business is expected to continue to decline as a material aspect of its operations.

FUTURE EXPECTATIONS

Management of the Company expects sales of its current product lines to show a slight growth over the prior year. Increases in the Proform line are expected to come mainly from materials rather than machines. Management believes that the domestic market for vacuum machines has become saturated and sales to foreign markets will only allow the Company to maintain current market share for this particular product. Sales of the Hygienist and Packaging lines are expected to remain steady as long as the overall health of the economy stays strong. The Company is currently working on new products within the packaging line, which management expects to offer some excellent opportunities for growth in this line. Sales in the Procure line should remain relatively constant for the next two quarters. Management continues to expect a slight drop off in the Proflex lines until the Company completes testing of the modified product and begins to promote the product again.

The Company continues to enjoy good relations with its distributors, both domestically and internationally. Dental Resources continues to introduce innovative new products, streamline its production facilities, and implement advanced technologies to strengthen its position with current channels of distribution to assure continued growth in the healthcare industry.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

No options or warrants were issued by the company during the quarter ended November 30, 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on December 7, 2000. Shareholders holding 1,349,641 shares, or approximately 71% of outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

         a.       Election of Directors.

         The following nominees were elected to serve as members of the Board of Directors until such time as a successor may be elected:

                                                    Number of Votes
                                                    ---------------
                                           For          Against          Abstain
                                           ---          -------          -------
             Russell Felten             1,348,541        1,100             NONE
             Earl Johnson               1,348,541        1,100             NONE
             Douglas Murphy             1,348,541        1,100             NONE
             Bryan Nichols              1,348,541        1,100             NONE

All of the foregoing individuals are incumbent directors and represent re-elections.

         b.       Ratification of election of independent auditors.

         Shareholders ratified the selection of Olsen Thielen & Co., Ltd. as the Company's independent auditors for the fiscal year ending May 31, 2001 by a vote of 1,340,351 in favor, 8,290 against, and 1,000 abstained.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file nor was it required to file any reports on Form 8-K during its fiscal quarter ended November 30, 2000.

                                LIST OF EXHIBITS


The following exhibits are filed with this Form 10-QSB:


Assigned Number      Description

Exhibit 3.1.1        Restated Articles of Incorporation*
Exhibit 3.1.2        Restated Bylaws*
Exhibit 11           Statement Regarding Computation of Earnings Per Share**
Exhibit 27           Financial Data Schedule**

---------------------
* - Previously filed with Form 10-SB filed March 7, 2000.
** - Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DENTAL RESOURCES, INC.

                                       By:    /s/
                                           -------------------------------------
                                              Bryan A. Nichols
                                              Vice President and Chief Financial
                                               Officer

                                       Date: January 12, 2001