Form 10QSB
period 2001-02-28
DENTAL RESOURCES INC
filed 2001-04-13
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

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


CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES (X) NO ( )

THERE WERE 1,905,403 SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 28, 2001.

                             DENTAL RESOURCES, INC.

                                      INDEX
--------------------------------------------------------------------------------

Part I - Financial Information

         Item 1. Financial Statements                                   Page No.
                                                                        --------

         Balance Sheets as of February 28, 2001 and May 31, 2000           P. 1

         Statements of Operations for the three and nine months
         ended February 28, 2001 and February 29, 2000                     P. 3

         Statements of Cash Flows for the nine months
         ended February 28, 2001 and February 29, 2000                     P. 4

         Statements of Stockholders' Equity for the period ended
         February 28, 2001                                                 P. 5

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

         Item 3. Defaults Upon Senior Securities                           P. 12

         Item 4. Submissions of Matters to a Vote of Security Holders      P. 12

         Item 5. Other Information                                         P. 12

         Item 6. Exhibits and Reports on Form 8-K                          P. 12


Signatures                                                                 P. 13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                             DENTAL RESOURCES, INC.
                                 BALANCE SHEETS
                    AS OF FEBRUARY 28, 2001 AND MAY 31, 2000
--------------------------------------------------------------------------------

                                                        FEBRUARY 28,       MAY 31,
                                                            2001            2000
                                                        (UNAUDITED)       (AUDITED)
                                                    ---------------------------------
ASSETS:

CURRENT ASSETS:
   Cash                                                $     28,481      $     29,028
   Accounts receivable - trade, less allowance for
    doubtful accounts of $3,000                             828,769           739,587
   Accounts receivable - other                                  446               902
   Inventories                                              729,101           596,442
   Prepaid expenses                                          54,359            31,324
   Deposits                                                   4,584             1,500
   Deferred income taxes                                     15,771            15,771
                                                    ---------------------------------
      TOTAL CURRENT ASSETS                                1,661,511         1,414,554
                                                    ---------------------------------


PROPERTY AND EQUIPMENT:
   Property and equipment                                 1,444,390         1,388,144
   Less: accumulated depreciation                          (831,401)         (731,800)
                                                    ---------------------------------
      PROPERTY AND EQUIPMENT - NET                          612,989           656,344
                                                    ---------------------------------


OTHER ASSETS:
   Patents and trademarks, less accumulated
    amortization of $2,916 and $2,541                         2,084             2,458
                                                    ---------------------------------
      TOTAL OTHER ASSETS                                      2,084             2,458
                                                    ---------------------------------

TOTAL ASSETS                                           $  2,276,584      $  2,073,356
                                                    =================================

                 See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                                 BALANCE SHEETS
                    AS OF FEBRUARY 28, 2001 AND MAY 31, 2000
--------------------------------------------------------------------------------

                                                              FEBRUARY 28,        MAY 31,
                                                                  2001              2000
                                                              (UNAUDITED)        (AUDITED)
                                                           ---------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Line of credit note payable                                $    244,764      $    256,989
   Current portion of long-term debt                                38,400            38,400
   Accounts payable                                                500,116           340,154
   Accrued expenses                                                 23,985            54,804
   Income taxes payable                                             14,540             5,550
                                                           ---------------------------------
      TOTAL CURRENT LIABILITIES                                    821,805           695,897
                                                           ---------------------------------


LONG-TERM LIABILITIES:
   Long-term debt, less current portion shown above                 65,012            80,572
   Deferred income taxes                                            38,041            38,041
                                                           ---------------------------------
         TOTAL LONG-TERM LIABILITIES                               103,053           118,613
                                                           ---------------------------------

COMMITMENTS:

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 20,000,000 shares
    authorized; 1,905,403 and 1,905,844 shares issued and
    outstanding, respectively                                       19,054            19,058
   Additional paid-in capital                                    1,603,435         1,593,369
   Retained deficit                                               (270,763)         (353,581)
                                                           ---------------------------------
         TOTAL STOCKHOLDERS' EQUITY                              1,351,726         1,258,846
                                                           ---------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  2,276,584      $  2,073,356
                                                           =================================

                 See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND NINE MONTHS ENDING FEBRUARY 28, 2001 AND
                                FEBRUARY 29, 2000
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                           FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,
                                               2001            2000            2001            2000
                                           ----------------------------    ----------------------------
SALES                                      $  1,286,466    $  1,256,460    $  4,026,084    $  3,861,872

COST OF SALES                                   955,600         905,684       2,980,216       2,768,971
                                           ------------    ------------    ------------    ------------
GROSS PROFIT                                    330,866         350,776       1,045,868       1,092,901

EXPENSES
            Marketing                           158,819         192,630         484,036         483,334
            General & Administrative            128,699         152,531         423,291         453,860
                                           ------------    ------------    ------------    ------------
TOTAL EXPENSES                                  287,518         345,161         907,327         937,194
                                           ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS                           43,348           5,615         138,541         155,707

OTHER INCOME (EXPENSE)
            Finance charge income                (4,433)           (279)          3,911           3,614
            Other income (expense)                 (150)             --          (2,186)             --
            Interest expense                     (9,495)         (7,815)        (27,258)        (21,206)
                                           ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                    (14,078)         (8,094)        (25,533)        (17,592)
                                           ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                29,270          (2,479)        113,008         138,115
                                           ------------    ------------    ------------    ------------

PROVISION FOR INCOME TAXES                       11,092            (595)         30,190          41,435
                                           ------------    ------------    ------------    ------------

NET INCOME (LOSS)                          $     18,178    $     (1,884)   $     82,818    $     96,680
                                           ============    ============    ============    ============

BASIC NET INCOME (LOSS) PER COMMON SHARE   $       0.01    $      (0.00)   $       0.04    $       0.05
                                           ============    ============    ============    ============

DILUTED NET INCOME (LOSS)
                        PER COMMON SHARE   $       0.01    $      (0.00)   $       0.04    $       0.05
                                           ============    ============    ============    ============


AVERAGE BASIC SHARES OUTSTANDING              1,903,460       1,903,622       1,902,107       1,903,005
AVERAGE DILUTED SHARES OUTSTANDING            2,003,340       1,903,622       2,078,796       1,996,104

                 See Accompanying Notes to Financial Statements

                              DENTAL RESOURCES, INC
                             STATEMENT OF CASH FLOWS
        FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
--------------------------------------------------------------------------------

                                                           2001              2000
                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                          $     82,818      $     96,680
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                            99,601            79,629
     Amortization                                               375               375
     Compensation expense on warrants issued                 11,070                --
     Deferred income taxes                                       --            41,435
   Changes in assets and liabilities:
     (increase) decrease in receivables                     (88,726)           53,829
     (increase) decrease in inventories                    (132,659)         (153,690)
     (increase) decrease in prepaid deposits                (23,035)          (12,398)
     (increase) decrease in deposits                         (3,084)          (56,757)
     increase (decrease) in income taxes payable              8,990            (1,392)
     increase (decrease) in accounts payable                159,962            65,682
     increase (decrease) in accrued liabilities             (30,819)          (46,552)
                                                       ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    84,493            66,841

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                       (56,246)         (153,699)
                                                       ------------      ------------
NET CASH (USED IN) INVESTING ACTIVITIES                     (56,246)         (153,699)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                               (15,560)               --
   Net (payments) proceeds on note-payable-bank             (12,225)           61,000
   Retirements of common stock                               (2,209)               --
   Proceeds from issuance of common stock                     1,200               177
                                                       ------------      ------------
NET CASH PROVIDED BY (USED IN)
                FINANCING ACTIVITIES                        (28,794)           61,177
                                                       ------------      ------------

NET (DECREASE) IN CASH                                         (547)          (25,681)

CASH - BEGINNING OF PERIOD                                   29,028            46,623
                                                       ------------      ------------

CASH - END OF PERIOD                                   $     28,481      $     20,942
                                                       ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during period for:
     Interest                                          $     27,258      $     21,206
                                                       ============      ============
     Income taxes                                      $     20,600      $      1,700
                                                       ============      ============

                 See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED FEBRUARY 28, 2001
--------------------------------------------------------------------------------

                                                    COMMON STOCK

                                            --------------------------
                                                 NUMBER                   ADDITIONAL
                                                   OF                       PAID-IN       ACCUMULATED
                                                 SHARES        AMOUNT       CAPITAL         DEFICIT          TOTAL
                                            --------------------------------------------------------------------------
BALANCE ON MAY 31, 1999                        1,902,511     $  19,025    $ 1,587,950    $   (479,211)    $ 1,127,764

   Common stock issued                             3,333            33            499                             532

   Compensation expense on warrants issued                                      4,920                           4,920

   Net Income                                                                                 125,630         125,630
                                            --------------------------------------------------------------------------

BALANCE ON MAY 31, 2000                        1,905,844        19,058      1,593,369        (353,581)      1,258,846

   Common stock issued                             5,559            56           1145                           1,201

   Common stock retired                           (6,000)          (60)        (2,149)                         (2,209)

   Compensation expense on warrants issued                                     11,070                          11,070

   Net income                                                                                  82,818          82,818
                                            --------------------------------------------------------------------------

BALANCE ON FEBRUARY 28, 2001                   1,905,403     $  19,054    $ 1,603,435    $   (270,763)    $ 1,351,726
                                            ==========================================================================

                 See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

1.       INTERIM FINANCIAL STATEMENTS

The information furnished in this report is unaudited but reflects all adjustments (which include only normal recurring adjustments) which are necessary, in the opinion of management, for the fair presentation of the results of the interim period. Actual results for the three and nine months ended February 28, 2001 and February 29, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on form 10-KSB.

2.       NET EARNINGS PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding during each period. Diluted net income per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of earnings per share for the three and nine months ended February 28, 2001 and February 29, 2000 is as follows:

                                        THREE MONTHS ENDED           THREE MONTHS ENDED
                                         FEBRUARY 28, 2001           FEBRUARY 29, 2000
                                        BASIC       DILUTED         BASIC        DILUTED
                                     ------------------------    -------------------------
Net earnings                             18,178        18,178        (1,884)        (1,884)
                                     ------------------------    -------------------------

Average shares outstanding            1,903,460     1,903,460     1,903,622      1,903,622

  Effect of dilutive securities:
            Options and Warrants*             0        99,880             0              0
                                     ------------------------    -------------------------

Equivalent shares                     1,903,460     2,003,340     1,903,622      1,903,622
                                     ------------------------    -------------------------

Earnings per share                   $     0.01    $     0.01    $    (0.00)    $    (0.00)
                                     ========================    =========================

* All potential common shares are antidillutive for the three month period ended February 29, 2000.

                                         NINE MONTHS ENDED           NINE MONTHS ENDED
                                         FEBRUARY 28, 2001           FEBRUARY 29, 2000
                                        BASIC       DILUTED         BASIC        DILUTED
                                     ------------------------    -------------------------
Net earnings                             82,818        82,818        96,680         96,680
                                     ------------------------    -------------------------

Average shares outstanding            1,902,107     1,902,107     1,903,005      1,903,005

  Effect of dilutive securities:
            Options and Warrants              0       176,689             0         93,099
                                     ------------------------    -------------------------

Equivalent shares                     1,902,107     2,078,796     1,903,005      1,996,104
                                     ------------------------    -------------------------

Earnings per share                   $     0.04    $     0.04    $     0.05     $     0.05
                                     ========================    =========================

3.       RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed in the period in which the expenses are incurred. Research and development costs for the three month period ended February 28, 2001 were $7,558 as compared to $2,710 for the three month period ended February 29, 2000. Research and development costs for the nine month period ended February 28, 2001 were $10,443 as compared to $4,401 for the nine month period ended February 29, 2000.

                             DENTAL RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

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

                                           SALES BY PRODUCT GROUP
                         THREE MONTHS ENDED                      THREE MONTHS ENDED
                         FEBRUARY 28, 2001                       FEBRUARY 29, 2000
                TOTAL        DOMESTIC      FOREIGN        TOTAL        DOMESTIC     FOREIGN
            ----------------------------------------- ---------------------------------------
PROFORM      $  583,599    $  379,339    $  204,260    $  652,042    $  423,827    $  228,215

HYGIENIST       371,262       259,883    $  111,379       212,763       148,934        63,829

PACKAGING       289,147       216,861    $   72,286       319,558       239,669        79,889

PROCURE          16,708        11,696    $    5,012        20,657        14,460         6,197

PROFLEX          25,750        23,175    $    2,575        51,440        46,296         5,144
            ----------------------------------------- ---------------------------------------

TOTALS        1,286,466       890,954       395,512     1,256,460       873,186       383,274
            ========================================= =======================================

                                          SALES BY PRODUCT GROUP
                         NINE MONTHS ENDED                        NINE MONTHS ENDED
                         FEBRUARY 28, 2001                        FEBRUARY 29, 2000
                TOTAL        DOMESTIC      FOREIGN        TOTAL        DOMESTIC     FOREIGN
            ----------------------------------------- ---------------------------------------
PROFORM      $1,865,690    $1,212,698    $  652,992    $1,936,416    $1,258,670    $  677,746

HYGIENIST     1,004,337       703,035    $  301,302       702,509       491,756       210,753

PACKAGING     1,013,294       759,971    $  253,323       998,530       748,898       249,632

PROCURE          54,510        38,158    $   16,352        56,525        39,568        16,957

PROFLEX          88,253        79,428    $    8,825       167,892       151,103        16,789
            ----------------------------------------- ---------------------------------------

TOTALS        4,026,084     2,793,290     1,232,794     3,861,872     2,689,995     1,171,877
            ========================================= =======================================

5.       STOCK OPTIONS AND WARRANTS

In 1998, the Company approved a stock option plan which allows issuance of stock options to officers and key employees. The exercise price for each option is to be no less than 100% of the fair market value of the common stock on the day the option is granted. Options under this plan have a term of five years. In fiscal year 2000, options to purchase 190,100 shares of common stock were issued to officers and employees under this plan. During the nine months ended February 28, 2001 an option to purchase 3,282 shares of common stock was issued to a director of the Company at $0.25 per share. Also, during the nine months ended February 28, 2001 an option to purchase 6,800 shares of the Company's common stock issued to a former employee was cancelled pursuant to the terms of the

                             DENTAL RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

option plan. A total of 550,000 shares of common stock have been reserved for this plan, of which 363,418 shares remained available to be issued as of February 28, 2001.

In fiscal year 2000, the Company also granted stock warrants to officers, directors, and consultants of the Company. The Warrants granted to officers and directors which total 162,500 shares worth of common stock allow the holder to purchase the Company's common stock at $0.20 per share. The Warrants granted to the consultants of the Company, which total 100,000 shares worth of common stock, were granted as consideration for assisting the Company in identifying and evaluating strategic business opportunities and helping to negotiate and structure any potential transactions over the next two years. The warrants issued to the consultants also allow the holder to purchase the Company's common stock at $0.20 per share. All warrants have a term of five years.

The Company follows the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," but applies APB Opinion No.25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees. There was no compensation expense recorded for options and warrants issued to officers and employees. Compensation expense for stock warrants issued to non-employee consultants is being expensed equally over the two-year life of the consulting agreement based on a calculation of the fair value of the warrants issued using the Black-Scholes option pricing model. The Company recognized $11,070 of compensation expense for the nine months ended February 28, 2001 and no compensation expense for the nine months ended February 29, 2000. The compensation expense recorded for the nine months ended February 28, 2001 is included in general and administrative expense on the Company's statement of operations.

The fair value of the options and warrants granted in fiscal year 2000 was estimated using the Black-Scholes option pricing model, using the following assumptions:

         Risk-Free Interest Rate                                         6.32%
         Expected Life                                                5 years
         Expected Volatility                                             80.6%
         Dividend Yield                                                   0.0%

The following summarizes transactions for stock options and warrants for the year ended May 31, 2000 and the nine months ended February 28, 2001:

                                           STOCK OPTIONS                    WARRANTS
                                   ---------------------------     ---------------------------
                                     NUMBER          AVERAGE         NUMBER          AVERAGE
                                       OF            EXERCISE          OF            EXERCISE
                                     SHARES           PRICE          SHARES           PRICE
                                   ----------      -----------     ----------      -----------
OUTSTANDING AT MAY 31, 1999           14,998         $  0.21               --        $    --

            Issued                   190,100            0.44          262,500           0.20
            Exercised                 (3,333)           0.16               --             --
                                   ----------                       ----------

OUTSTANDING AT MAY 31, 2000          201,765            0.43          262,500           0.20

            Issued                     3,282            0.25
            Cancelled                 (6,800)           0.44
            Exercised                 (5,559)           0.22               --             --
            Expired                   (2,653)           0.23               --             --
                                   ----------                       ----------

OUTSTANDING AT FEBRUARY 28, 2001     190,035         $  0.43          262,500        $  0.20
                                   ==========                       ==========     ===========

All stock options and warrants are fully vested and currently exercisable as of February 28, 2001.

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


RESULTS OF OPERATIONS

Results of Operations For the Three Months Ended February 28, 2001 and 2000.

For the quarter ended February 28, 2001, the Company recorded revenues of $1,286,000, an increase of approximately 2% compared to $1,256,000 for the same period in 2000. This change is attributable to increased sales in the Company's Hygienist product line. A slight decrease in sales of the Proform line was experienced as sales of vacuum forming equipment begins to slow. The Pro-flex line continued experiencing decreases as the Company had temporarily suspended promotion of the line until problems with staining and cracking of the products within the line were resolved. Gross profits decreased to $331,000 for the quarter ended February 28, 2001 from $351,000 in 2000. The decrease in gross profits was due mainly to the redistribution of expenses from general and administrative functions to manufacturing activities in order to more accurately represent the effect of specific expenses on the Company's operations. Gross profit as a percent of sales decreased slightly to 26% in the quarter ending February 28, 2001 compared to 28% in 2000.

Marketing expenses for the quarter ending February 28, 2001 decreased to $159,000 from $193,000 in 2000, a decrease of 18%. The majority of the decrease is attributable to decreased advertising expenses due to the temporary suspension of promotion of the Proflex line of products. General and administrative expenses decreased to $129,000 for the quarter ended February 28, 2001 from $153,000 in 2000, a decrease of 16%. The decrease in general and administrative expenses was due mainly to the redistribution of expenses from general and administrative functions to manufacturing activities to more accurately represent the effect of specific expenses on the Company's operations.

Interest expense increased to $9,500 for the quarter ended February 28, 2001 from $7,800 in 2000. The increase in interest is a combination of increased borrowing coupled with overall increases in interest rates. Income taxes increased to $11,000 for the quarter ended February 28, 2001 from a $600 credit in 2000. The increase was due to an increase in net profits from operations. Net Income for the quarter ended February 28, 2001 increased to $18,000 from a $2,000 loss in 2000.

Results of Operations For the Nine Months Ended February 28, 2001 and 2000.

For the nine months ended February 28, 2001, the Company recorded revenues of $4,026,000, an increase of approximately 4% compared to $3,862,000 for the same period in 2000. This change is attributable to increased sales in Company's Hygienist product line. The Pro-flex line continued experiencing decreases as the Company had temporarily suspended promotion of the line until problems with staining and cracking of the products within the line were resolved. Gross profits decreased to $1,046,000 for the nine months ended February 28, 2001 from $1,093,000 in 2000. The decrease in gross profits was primarily due to the redistribution of expenses from general and administrative functions to manufacturing activities to more accurately represent the effect of specific expenses on the Company's operations. Gross profit as a percent of sales decreased slightly to 26% in the nine months ending February 28, 2001 compared to 28% in 2000.

Marketing expenses for the nine months ending February 28, 2001 remained relatively constant at $484,000 from $483,000 in 2000. General and administrative expenses decreased to $423,000 for the nine months ended February 28, 2001 from $454,000 in 2000, a decrease of 7%. The redistribution of expenses from general and administrative functions to manufacturing activities to more accurately represent the effect of specific expenses on the Company's operations was the main factor contributing to the overall decrease in expenses. Although the general and administrative expenses for the nine months ending February 28, 2001 decreased overall, the Company experienced increases in legal and accounting expenses related to public securities filings, maintenance of and compliance with the latest ISO-9000 quality standards, and maintenance and depreciation expenses relating to the operation of the Company's computer systems as the Company continues to prepare for electronic data exchange between its primary customers and vendors.

Interest expense increased to $27,000 for the nine months ended February 28, 2001 from $21,000 in 2000. The increase in interest is a combination of increased borrowing coupled with overall increases in interest rates. Income taxes decreased to $30,000 for the nine months ended February 28, 2001 from $41,000 in 2000. The decrease was due to a decrease in net profits from operations. Net Income for the nine months ended February 28, 2001 fell to $83,000 from $97,000 in 2000.

On February 28, 2001 the Company's total assets were $2,277,000, compared to $2,073,000 at May 31, 2000. The increase was due primarily to increases in accounts receivable, inventories, and investments in property and equipment used for production. Total liabilities increased from $815,000 at May 31, 2000 to $925,000 at February 28, 2001. The increase was primarily in accounts payable as inventories were adjusted to keep pace with increased sales volumes.

Liquidity and Capital Resources.

During the nine month period ending February 28, 2001, operations of the Company produced a positive cash flow from operations of $84,000. The prior year produced positive cash flows from operations of $67,000 in comparison. The increase in operating cash flows is primarily caused by an increase in accounts payable as inventories are increased to keep pace with expanding sales volumes.

The Company has typically relied on cash flows from operations to finance its working capital needs. The Company has a working capital loan with Oakley National Bank of Buffalo, Minnesota in the amount of $350,000 secured by the Company's inventories and accounts receivable to fund temporary or seasonal variations in cash flows. As of February 28, 2001, the Company had drawn upon $245,000 of the credit line leaving a balance of $105,000 available. The Company has also traditionally borrowed capital from time to time on a term basis to finance necessary purchases of specific capital equipment. As of February 28, 2001, the balance due on all outstanding term loans used for capital equipment purchases was $103,000. Management is confident that these combined sources of capital will be sufficient to finance the current operations of the Company. The Company's future capital requirements will depend on many factors, including growth of the Company's customer base, economic conditions and other factors including the results of future operations.

The Company intends to continue developing its existing product lines and expanding it's manufacturing capacity. It is estimated that the Company may need to borrow up to $150,000 during the next twelve months to finance the acquisition of capital equipment necessary to support such expansion. In particular, the Company intends to continue the development of its extrusion and thermo-forming product lines. The Company has not made any commitments for any capital expenditures at this time. At this time there are no plans to sell any significant capital equipment. The Company is evaluating the possibility of further expanding its plastic extrusion and die cutting operations. By expanding operations, the Company expects that the number of full time employees it employs will increase approximately ten percent over the next two years.

There are no trends, events, or uncertainties known to management at this time that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. Historically, the first quarter of operations has always been the strongest for the Company due to increased sales of its Pro-form mouthguard line to athletes returning to school in the fall. The nine months ended February 28, 2001 showed sales that would correlate with this seasonal trend. As the Company continues to expand the other product lines that it markets, the effect of this seasonal business is expected to continue to decline as a material aspect of its operations.

FUTURE EXPECTATIONS

Management of the Company expects sales of its current product lines to show slight growth over the prior year. Increases in the Proform line are expected to come mainly from materials rather than machines. Management believes that the domestic market for vacuum machines has become saturated and sales to foreign markets will only allow the Company to maintain current market share for this particular product. Sales of the Hygienist and Packaging lines are expected to remain steady as long as the overall health of the economy stays strong. The Company is currently working on new products within the packaging line, which management expects to offer some excellent opportunities for growth in this line. Sales within the Proflex line should remain constant through the end of the fourth quarter and then start to pick up in the first quarters of the new fiscal year. Staining and cracking problems have been resolved with the Proflex line's main products and promotion of the Proflex line has resumed starting with the end of the third quarter. Management is expecting to recover lost revenues experienced prior to suspending promotion of the line once new marketing efforts begin to take effect in the first quarters of the coming fiscal year.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has entered into the following transactions with respect to options and warrants to purchases its common stock during the interim period ending February 28, 2001. The options indicated below as granted under the Company's stock option plan were granted to persons who were directors or employees of the Company in private transactions that were exempt under Section 4(2) of the Securities Act and SEC Rule 701. The Company advised each option holder of the restricted nature under the Securities Act of the common stock purchasable on exercise of the options. The options were issued under the Company's written stock option plan, the aggregate exercise price of those options did not exceed $1,000,000 during any consecutive 12 month period, and the persons to whom options were granted were given copies of the option plan and of the options granted to them.

During the nine months ended February 28, 2001 the Company granted an option to purchase 3,282 shares of common stock of the Company to a director of the Company at an exercise price of $0.25 per share. The option has a term of five years.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file nor was it required to file any reports on Form 8-K during its fiscal quarter ended February 28, 2001.



                                LIST OF EXHIBITS


The following exhibits are filed with this Form 10-QSB:


Assigned Number     Description

Exhibit 3.1.1       Restated Articles of Incorporation*
Exhibit 3.1.2       Restated Bylaws*
Exhibit 11          Statement Regarding Computation of Earnings Per Share**

-------------------------------
* - Previously filed with the Company's Form 10-SB filed March 7, 2000. ** - Filed herewith.



SIGNATURES

         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DENTAL RESOURCES, INC.

                                  By: /s/ Bryan A. Nichols
                                      ------------------------------------
                                      Bryan A. Nichols
                                      Vice President and Chief Financial Officer

                                  Date: April 13, 2001