Form 10KSB40
period 2001-05-31
DENTAL RESOURCES INC
filed 2001-08-29
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
(X)           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                  MAY 31, 2001

                                       OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-30608

                             DENTAL RESOURCES, INC.
                             ----------------------
                 (Name of Small Business Issuer in this charter)

              MINNESOTA                            41-1279182
              ---------                            ----------
       (State of incorporation)         (IRS Employer Identification No.)

                    530 RIVER STREET SOUTH, DELANO, MN, 55328
                    -----------------------------------------
              (Address of principal executive offices and Zip Code)

                   (Issuer's telephone number) (763) 972-3801
                                               --------------

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $.01 per share

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(XX) YES ( ) NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

Issuer's revenues for the fiscal year ended May 31, 2001 were $5,357,539.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of August 22, 2001 was approximately $1,864,064.

The Registrant had 813,565 shares of Common Stock outstanding as of August 22, 2001 (adjusted for the 2.35:1 reverse stock split effective July 23, 2001).

Transitional Small Business Disclosure Format (check one): YES ( ) NO (X)

This Form 10-KSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of Dental Resources, Inc., the "Company" with respect to (i) the Company's financing plans, (ii) trends affecting the Company's financial condition or results of operations, (iii) the impact of competition, and (iv) the expansion of certain operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business" identifies important factors that could cause or contribute to such differences.

                                TABLE OF CONTENTS

PART I.....................................................................................................3

   Item 1.     Description of Business.....................................................................3
   Item 2.     Description of Property.....................................................................6
   Item 3.     Legal Proceedings...........................................................................6
   Item 4.     Submission of Matters to a Vote of Security Holders.........................................6

PART II....................................................................................................7

   Item 5.     Market for Common Equity and Related Stockholder Matters....................................7
   Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......8
   Item 7.     Financial Statements.......................................................................12
   Item 8.     Changes in and Disagreements with Accountants..............................................12

PART III..................................................................................................13

   Item 9.     Directors, Executive Officers, Promoters, Control Persons..................................13
   Item 10.    Executive Compensation.....................................................................14
   Item 11.    Security Ownership of Certain Beneficial Owners and Management.............................15
   Item 12.    Certain Relationships and Related Transactions.............................................16

PART IV...................................................................................................16

   Item 13.    Exhibits, Financial Statements, and Reports on Form 8K.....................................16

SIGNATURES................................................................................................18

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

On August 10, 2001, the Company entered into agreements to sell substantially all of its assets to Dental Acquisition, Inc. and to merge with Apollo Diamond, Inc. See "Management's Discussion and Analysis" below.

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

   THE PRO-FORM LAMINATE SYSTEM
   Products within the Pro-form laminate system include the vacuum forming unit manufactured by the Company, thermoplastic sheets that are used for the construction of removable dental prosthesis, and a variety of sundry items useful for facilitating fabrication of the appliances, such as cutters, adhesives, and lubricants. The Pro-form laminate system is a process that the Company acquired full title to in February of 1981, including rights, title and interest to the Pro-form trademark and all applicable US registered patents. The US patents applicable to the Pro-form laminate system expired in 1994. Sales of products within this group currently comprise approximately 47 % of the Company's sales.

   HYGIENIST AND HOME CARE PRODUCTS
   Products within the Hygienist and Home Care Products group include certain products and chemicals used in dental offices and additional products and chemicals used in the home, which are all functionally related in that they are used by the dental professional for the prevention or alleviation of problems such as caries and gingivitis. Products in this group include fluoride gels and trays, soaps, disposable prophy angles and ancillary products. Sales of products within this group presently comprise approximately 22 % of the Company's sales.

   PACKAGING PRODUCTS
   Products within the packaging group include injection molded plastic boxes and packaging foams for use in the dental and medical industry. The Company customizes its various products to the needs of the end user by stamping or printing the dentist or laboratory name, logo, etc. onto the face of the packaging. Sales of the products within this group currently comprise approximately 28 % of the Company's sales.

   PROCURE LIGHT CURED COMPOSITES
   Products within the Procure product group include a high intensity ultraviolet halogen-light oven manufactured by the Company and light cured composites, which are used for the fabrication of various dental prosthesis. Sales of products within this group currently comprise only about 1 % of the Company's sales.

   PRO-FLEX DENTURE SYSTEM
   Products within the Pro-flex denture system include a line of various materials used to fabricate flexible dentures. According to a survey conducted by the American Dental Association in 1988, there were approximately 24 million ill-fitting dentures in North America. As the population ages, the Company believes this number will increase. The Pro-flex denture system was conceived to address the problem of ill-fitting dentures by providing a more natural flexible fit than conventional dentures. Although this is a newly developed product, the Company believes that the Pro-flex line has excellent potential as a product that alleviates the problem of ill-fitting dentures. Sales of products within this product group currently comprise about 2 % of the Company's sales.

Distribution Methods of Products or Services:

The Company's products are marketed through independent sales organizations and established dealers throughout the world.

Status of Any Publicly Announced New Products or Services:

The Company introduced its Pro-flex product line of flexible dentures in 1999. The sales performance of the Pro-flex product line is not meeting the company's original expectations. The Company conservatively forecasted that the Pro-flex line could capture a modest share of the ill-fitting denture market of approximately 10%. As measured by sales to dental laboratories that the Company estimates provide dentures, the Pro-flex line has sold to approximately 20% of those laboratories. As reported in previous reports by the Company, sales the Pro-flex line decreased in fiscal year 2001 as the Company had temporarily suspended promotion of the line due to problems with staining and cracking of the Pro-flex products produced by the Company. The Company resumed marketing efforts during the fourth quarter of the 2000/2001 fiscal year once the staining and cracking problems had been resolved. It is expected that sales of the Pro-flex line will increase as a result of these efforts during the 2001/2002 fiscal year. There have not been any other new products or services announced publicly in the past three years.

Competitive Business Conditions and The Company's Competitive Position in the Industry and Methods of Competition:

Competition with all of the Company's products occurs primarily on the basis of price and product quality. There are numerous competitors providing the same or similar products as the Company, none of whom dominate the market. However, many of these competitors have significantly greater sales and capital resources than that of the Company. Management believes that its technical competence, pricing structure, and the packaging of its products into interrelated systems allow the Company to compete effectively in the market. Recent certification to ISO-9002, EN-46002, and ISO-13485 international quality assurance standards has allowed the Company to remain competitive in a global environment.

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




Gross revenues by product group are as follows:

                                                     YEAR ENDED MAY 31, 2001
                                          ----------------------------------------------
                                             TOTAL           DOMESTIC          FOREIGN
                                          ------------     ------------     ------------
   Pro-form                               $  2,498,792     $  1,624,215     $    874,577
   Hygienist                                 1,166,163          816,314          349,849
   Packaging                                 1,499,437        1,124,578          374,859
   Procure                                      74,113           52,620           21,493
   Pro-flex                                    119,034          103,560           15,474
                                          ------------     ------------     ------------

      Totals                              $  5,357,539     $  3,721,287     $  1,636,252
                                          ============     ============     ============

                                                     Year Ended May 31, 2000
                                          ----------------------------------------------
                                             Total           Domestic          Foreign
                                          ------------     ------------     ------------
   Pro-form                               $  2,533,187     $  1,646,571     $    886,616
   Hygienist                                   802,062          561,444          240,618
   Packaging                                 1,639,578        1,229,683          409,895
   Procure                                      74,570           52,945           21,625
   Pro-flex                                    196,484          170,941           25,543
                                          ------------     ------------     ------------

      Totals                              $  5,245,881     $  3,661,584     $  1,584,297
                                          ============     ============     ============

Sources and Availability of Raw Materials and Names of Principal Suppliers:

Raw materials are purchased from numerous sources. The Company does not rely on any one source for any of its major products.

Dependence on One or Few Major Customers:

The Company derived 20% and 21% of its sales from one customer for the years ended May 31, 2001 and 2000, respectively.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts:

Dental Resources has royalty contracts covering various products based on unit sales to the following companies or individuals; ASD Corp., A&M Dental Lab, Mr. Charles Coykendahl, Mr. Jerry Webb, Scott All Sports, and Mr. Tom Mayclin. Total royalties paid during the fiscal years ended May 31, 2001 and 2000 aggregated $6,716 compared to $15,442.

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

Research and Development:

Research and development costs are expensed as incurred. Research and development expense was $17,282 and $6,094 for the years ended May 31, 2001 and 2000. The increase in research and development expense was due to the staining and cracking problems with the Pro-flex products described above, and are not expected to reoccur.

Environmental Compliance:

There have been no significant costs borne by the Company in an effort to comply with environmental laws.

Employees:

Dental Resources employs 32 full-time and 7 part-time employees, including management. The Company also engages the in house services of an additional 15 workers that are subcontracted through Functional Industries, a business that employs individuals with physical or mental handicaps.

Reports to Security Holders:

Prior to the filing of Form 10-SB in 2000, the Company had not filed any other reports with the Securities and Exchange Commission. The Company had only been required to file annual reports with the State of Minnesota's Securities and Real Estate Division pursuant to Minn. Stat. Section 80A.12, Subdivision 10. However, the Company historically sends an annual report along with audited financial statements to security holders annually. Form 10-QSB was filed for the quarters ended February 29, 2000 and 1999. Form 10-KSB was filed for the years ended May 31, 2000 and 1999 and subsequent quarterly statements on Form 10-QSB were filed for the quarters ended August 31, 2000 and 1999, November 30, 2000 and 1999, and February 28, 2001 and February 29, 2000. These reports and any other information that the Company has filed with the Securities Exchange Commission may be read or copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20529. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).

The Company also maintains an Internet website at www.dentalresourcesinc.com.

ITEM 2.       DESCRIPTION OF PROPERTY.

Location and Condition of the Principal Plants of Operation:

The Company does not own any real property. The Company leases its 13,000 square foot facility at 530 River Street S. in Delano Minnesota from a partnership consisting of some of its officers and directors. This facility holds all administrative and a portion of the warehousing and manufacturing operations of the Company. The lease term extends through September 2003 at an average annual lease rate per square foot of $5.08. The Company also leases a 10,000 square foot facility at 400 Congress Street in Maple Lake Minnesota from its officers and directors. An 11,000 square foot addition is currently being built with completion expected by the end of September 2001. This facility, when completed, will house all remaining manufacturing and warehousing operations. The lease term for this facility extends through August 2006 at an average annual lease rate per square foot of $4.80. Both facilities are relatively new (the Delano facility is 11 years old, and the Maple Lake facility is 2 years old) and are in excellent condition. Management believes that the lease rate per square foot and other terms and conditions are not materially different than prevailing market rates and conditions. Leases for both facilities provide for an option to renew leases for an additional five years beyond the expiration of the current lease term. Lease rates will increase 10% if renewed for the additional five-year term.

ITEM 3.       LEGAL PROCEEDINGS.

The Company is not a party to any existing or pending legal proceedings nor has its property been the subject of any such proceeding.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the fourth quarter ended May 31, 2001.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The Company's common stock currently trades on NASDAQ's over-the-counter bulletin board (OTC:BB) under the trading symbol: DTLL. The Company's common stock had previously become eligible for trading on the OTC:BB on August 17, 1998, but became ineligible to continue trading on November 3, 1999 due to the OTC Bulletin Board Eligibility Rule. Subsequent to SEC approval of the Company's Form 10-SB, the Company requested and received permission from NASDAQ to resume being quoted on the OTC:BB in June of 2001.

The following table sets forth the highest and lowest bid prices (as adjusted for the 2.35:1 reverse split effective July 23, 2001) for the common stock for each FISCAL QUARTER and subsequent interim period since the common stock commenced actual trading, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions:

Fiscal 2001                                    High Bid           Low Bid
-----------                                 --------------     -------------

First Quarter                                   $2.40              $0.70

Second Quarter                                  $2.35              $0.20

Third Quarter                                   $0.88              $0.59

Fourth Quarter                                  $0.88              $0.59

Fiscal 2000
-----------

First Quarter                                   $1.62              $1.03

Second Quarter                                  $1.03              $0.30

Third Quarter                                   $0.71              $0.44

Fourth Quarter                                  $4.00              $0.71


There can be no assurance that an active public market for the common stock will continue or be sustained. In addition, the shares of common stock are subject to various governmental or regulatory body rules, which affect the liquidity of the shares.

Holders:

There were approximately 400 holders of record of the Company's common stock as of May 31, 2001.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MAY 31, 2001 AND 2000.

For the year ended May 31, 2001, the Company recorded revenues from operations of $5,358,000, an increase of approximately 2% compared to $5,246,000 for the same period in 2000. This increase is mainly attributable to increases in sales in the Hygienist line of products. The majority of decreases were experienced in the Packaging and Pro-flex lines. Decreases in the Packaging line were attributable to the loss of one customer that has typically purchased high volumes at low gross margins and therefore is not expected to have a large influence on the gross profits generated. Decreases in the Pro-flex line were expected while the Company temporarily suspended promotions during the first three quarters of fiscal year 2001. Gross profits increased to $1,448,000 for the year ended May 31, 2001 from $1,430,000 in 2000. The increase in gross profits was due to increased sales. Gross profit as a percent of sales fell from 27.3% in the year ending May 31, 2000 to 27.0% in 2001. The slight decrease was due to a shift in overall product mix coupled with the decrease in revenues from the Pro-flex line.

Marketing expenses for the year ending May 31, 2001 remained relatively constant at $702,000 from $698,000 in 2000. General and administrative expenses increased to $620,000 for the year ended May 31, 2001 from $539,000 in 2000, an increase of 15%. Increases in legal and accounting expenses relating to public securities filings and OTC:BB registration accounted for nearly half of the total increase in general and administrative expenses. The majority of the remainder of the increase was a combination of upgrades to the Company's computer business systems and the hiring of an addition staff member in accounting.

Interest expense increased to $35,000 for the year ended May 31, 2001 from $30,000 in 2000. The increase in interest is a result of increased borrowing of term notes with proceeds being used to purchase manufacturing equipment. Income taxes decreased to $19,000 for the year ended May 31, 2001 from $41,000 in 2000. The decrease in taxes was due to a decrease in net profits from operations as compared to the prior year. Net Income for the year ended May 31, 2001 fell to $72,000 from $126,000 in 2000.

On May 31, 2001 the Company's total assets were $2,177,000, compared to $2,073,000 at May 31, 2000. The increase was due primarily to increases in inventories and accounts receivable. Total liabilities increased slightly to $832,000 at May 31, 2001, compared to $815,000 at May 31, 2000. As of May 31,
2001, stockholders' equity increased by $87,000 to $1,346,000 from $1,259,000 as of May 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES.

During the twelve-month period ending May 31, 2001, operations of the Company produced a positive cash flow of $148,000. The prior year produced positive cash flows from operations of $193,000 in comparison. The decrease in operating cash flows is primarily due to decreased profits from the current year operations coupled with increases in accounts receivable (attributed to short-term sales increases and the Company's extension of credit terms to foreign sellers of the Company's products) and inventories needed to support current sales volumes.

The Company has typically relied on cash flows from operations to finance its working capital needs. The Company has a working capital loan with Oakley National Bank of Buffalo, Minnesota in the amount of $350,000 secured by the Company's inventories and accounts receivable to fund temporary or seasonal variations in cash flows. As of May 31, 2001, the Company had used $257,000 of the credit line leaving a balance of $93,000 available. The Company has traditionally borrowed capital from time to time on term basis to finance necessary purchases of specific capital equipment. As of May 31, 2001, the balance due on all outstanding term loans used for capital equipment purchases was $81,000. Management is confident that these combined sources of capital will be sufficient to finance the current operations of the Company. The Company's future capital requirements will depend on many factors, including growth of the Company's customer base, economic conditions and other factors including the results of future operations.

Subject to the following discussion of the merger with Apollo Diamond, Inc., the transfer of assets to members of the management group, and Apollo's Twelve Months Plan of Operation (see discussion below), the Company intends to continue developing its existing product lines and expanding its manufacturing capacity. It is estimated that the Company may need to borrow up to $150,000 during the next twelve months to finance the acquisition of capital equipment necessary to support such expansion. In particular, the Company intends to continue the development of its extrusion and thermo-forming lines. The Company also continues to evaluate the possibility of further expanding internal die cutting operations. By expanding operations, the Company expects that the number of full time employees it employs would increase approximately ten percent over the next two years. The Company has not made any commitments for any capital expenditures at this time. At the close of the fiscal year ended May 31, 2001 there were no plans to sell any significant capital equipment.

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

MERGER WITH APOLLO DIAMOND, INC.

In January 2000, the Company engaged Maven Securities, Inc., an investment banking entity, to assist in the divestiture of the Company's assets, the identification and evaluation of new strategic business opportunities, and the negotiation and structuring of any financial transaction between the Company and strategic targets. In June 2001, Equity Securities Investments, Inc., an investment banking entity, retained by Apollo Diamond, Inc., a Massachusetts corporation ("Apollo") to assist in the exploration of strategic and financial options, was contacted by Maven about the potential availability of a merger of Apollo and the Company following the completion of the divestiture of the Company's assets.

After an initial exploratory meeting between the investment bankers and the key principals of both organizations, the parties exchanged detailed written materials, completed their preliminary due diligence, and commenced negotiations on a non-binding letter of intent which would memorialize their mutual understanding of the structure a reverse merger transaction would take. After several negotiations, and following consultation with their respective boards and financial advisors, the companies entered into a letter of intent regarding the reverse merger transaction on June 26, 2001. The execution of the letter of intent was publicly announced before the opening of trading on June 28, 2001.

Within days after the execution of the letter of intent, the parties commenced a due diligence investigation of each other. Simultaneously, representatives of the Company, together with the Company's counsel and financial advisor, and representatives of Apollo, together with its legal and financial advisors, communicated by telephone and met in person to discuss various aspects of the proposed transaction. During this time, drafts of the merger agreement and various ancillary agreements were distributed, reviewed and negotiated. Among the matters negotiated were the exchange ratio, the conditions on the parties' obligations to close the merger, the right of the parties to terminate the merger agreement, the effect of termination, the amount of the termination or break-up fee, and the circumstances under which the termination fee would be payable.

After several weeks of negotiation and revisions to the documentation, and following detailed discussions of both companies' executive officers with counsel and financial advisors regarding the terms of the merger agreement and related documents, including a summary of the representations, warranties, covenants, conditions, termination events and termination consequences, as well as the structure of the proposed transaction, the special committee of the Company's board of directors and Apollo's board of directors approved the merger and authorized the respective officers of both companies to undertake all acts necessary or desirable to effect the merger. The Company filed a preliminary proxy statement with the SEC on August 2, 2001 notifying the Company's shareholders of a special meeting of the shareholders to approve the merger with Apollo (the "Preliminary Proxy"). The parties then executed the merger agreement on August 10, 2001, and publicly announced the transaction before the opening of trading on August 10, 2001. The Company intends to hold the special shareholder meeting and to consummate the merger with Apollo as soon as possible after the SEC has finished its review of the Company's proxy material.

Upon effectiveness of the merger and transfer of the Company's assets (see discussion below), Apollo will be merged with the Company, the Company will continue as the surviving company under the name "Apollo Diamond, Inc.", and the business of the Company will fundamentally change (see "Apollo's Twelve Months Plan of Operation" below). As a result of the merger, Apollo shareholders will be entitled to receive 10,000 shares of the Company's common stock for each share of Apollo common stock outstanding at the time of the merger.

The preceding is a brief summary of the material provisions of the merger agreement with Apollo. Because it is only a summary, it does not include all of the information that is included in the merger agreement. The text of the merger agreement, which is attached as an exhibit to this report, is incorporated into this section by reference. In addition, information about the merger with Apollo is contained in the Company's preliminary proxy materials filed August 2, 2001, and will be included in the Company's definitive proxy materials to be filed in advance of the Company's special meeting of shareholders. The Company encourages you to read the merger agreement and review the preliminary and definitive proxy materials carefully in their entirety.

DISPOSITION OF COMPANY'S ASSETS

Under the terms of the merger agreement with Apollo, the Company must sell all of its assets prior to the consummation of the merger. Pursuant to the asset purchase agreement, the purchaser of the assets must (i) assume all liabilities of the Company existing immediately prior to the effective time of the merger, provided, that the purchaser shall not assume any expenses, fees and/or amounts arising from or related to the merger and the sale of the Company's assets and incurred by the Company prior to and including the effective time, including, but not limited to, expenses and fees arising from or related to the merger and due and owing by the Company to its legal counsel, its accountants and auditors, and its financial printer, (ii) pay a maximum amount of Five Hundred Thousand Dollars ($500,000) in cash at the time the sale of the operating assets is consummated, reduced by the aggregate amount of expenses, fees and/or amount arising from or related to the merger and the sale of the Company's assets and paid by the Company prior to and including the effective time, and (iii) deliver at the time the sale of the assets is consummated a limited recourse promissory note in the principal amount of Five Hundred Seven Thousand Four Hundred Fifty Dollars ($507,450). The limited recourse note is due and payable in five equal installments on each anniversary of the issuance date of the note (or, if such anniversary is a holiday, Saturday or Sunday, on the following business day), commencing on the first (1st) anniversary and ending on the fifth (5th) anniversary. Each of these installments shall be equal and limited to the lesser of (a) one fifth of the principal amount of $507,450, plus all interest accrued on the outstanding principal amount as of the time of payment, or (b) the "Sales Proceeds" (as defined below) from a sale of Twenty Nine Thousand Seven Hundred Forty Four (29,744) shares of the Company's common stock. Nothing, however, shall release the purchaser of the Company's assets from liability with respect to fraud or material misrepresentation, any and all such liability being with full recourse against the purchaser.

At its meeting on June 26, 2001, the Company's board of directors considered a proposal made by the Company's current Chief Executive Officer, Doug Murphy, its Vice-President, William Murphy, and its Chief Financial Officer, Bryan Nichols, to purchase the Company's assets for a purchase price based on the Company's book value as of May 31, 2001. The management group suggested to assume the Company's liabilities (with the exception of liabilities in connection with the proposed merger with Apollo) and to pay the remaining purchase price partially in cash and partially by pledging common stock in Company held personally by the management group.

As of July 9, 2001, the board formed a special committee to act solely on behalf of the Company's unaffiliated shareholders for the purpose of considering the proposed sale of the Company's assets. The special committee which consists of Mr. Russell Felten was appointed because of the potential conflict of interest which might arise out of the expressed intention of Messrs. Doug Murphy and Bryan Nichols to make a proposal along with Mr. William Murphy to acquire the Company's assets. The authority of the special committee extended to all proposals for the acquisition of the Company, and the member of the committee is the only director of the Company who is disinterested from the standpoint of any management proposal. Therefore, the board granted to the special committee the full and absolute authority to make any decision and take action normally reserved for the board in connection with the proposed asset purchase and the merger agreement.

The special committee decided as of July 16, 2001, that the sale of the Company's assets under the terms and conditions of the asset purchase agreement are fair to and in the best interest of the Company's shareholders. In arriving at its recommendations, the special committee considered the following:
         - the revenues of the Company over the past years and the potential sales prospects for the future, which did not indicate significant future growth in revenue;
         - the earnings history of the Company's operations and the prospect for future increases in earnings, which to the committee did not appear to be significant; and
         - the fact that the sale of the Company's assets is a condition to the merger with Apollo.

The Company filed the Preliminary Proxy notifying the Company's shareholders of a special meeting of the shareholders to approve the sale of assets. On August 10, 2001, the Company entered into the asset purchase agreement with Dental Assets Acquisition, Inc. ("DAA"), a company formed by Messrs. Doug Murphy, William Murphy, and Bryan Nichols, members of the Company's current management, and publicly announced the transaction before the opening of trading on August 10, 2001. The Company intends to hold the special shareholder meeting and to consummate the asset transfer as soon as possible after the SEC has finished its review of the Company's proxy material.

Upon effectiveness of the asset transfer, the Company will transfer all of its assets to DAA in exchange for the cash payment described above and the delivery of the limited recourse note, DAA will assume substantially all liabilities of the Company outstanding as of the date of effectiveness, and DAA will change its name to "Dental Resources, Inc." and carry on the business of the Company.

The preceding is a brief summary of the material provisions of the asset purchase agreement. Because it is only a summary, it does not include all of the information that is included in the asset purchase agreement. The text of the asset purchase agreement, which is attached as an exhibit to this report, is incorporated into this section by reference. In addition, information about the asset purchase agreement is contained in the Company's preliminary proxy materials filed August 2, 2001, and will be included in the Company's definitive proxy materials to be filed in advance of the Company's special meeting of shareholders. The Company encourages you to read the asset purchase agreement and review the preliminary and definitive proxy materials carefully in their entirety.

APOLLO'S TWELVE MONTHS PLAN OF OPERATION

General

Apollo has an advanced technology for the manufacture of high grade single crystal diamond. Its technology is a byproduct of significant research and development that Apollo undertook in the areas of advanced semiconductors materials. Apollo is currently undergoing a strategic and operational change from its previous existence as a government funded R&D lab to a private sector focused company. Apollo is currently in the final phases of its restructuring which focuses on the commercialization of its technology and the engineering and build out of manufacturing capacity. Apollo intends to drive its diamond into 1) consumer markets as a diamond gemstone, 2) industrial markets for super hard tool materials, and eventually 3) high-power electronics, wireless and other semiconductor technologies.

Cash Requirements

Apollo will need to raise additional cash in the next twelve months to continue its operations. Funds from the asset sale associated with the Dental Resources merger are anticipated to gross $500,000. To provide additional operating funds, Apollo anticipates selling additional equity in the form of a private placement. Apollo anticipates funds from the private placement to cover additional cash needs for the next twelve months.

Product Research and Development

To date, Apollo has spent its investment capital on building a research and development infrastructure for the manufacture of man-made diamond. This structure includes a pre-production development platform which has produced a number of high quality single crystal diamonds which have been cut into gemstones, and fabricated into industrial parts. Additionally, Apollo diamond material produced with this system has gone into a number of national and international semiconductor research programs aimed at fundamental improvements in semiconductor technology.

Apollo intends to build a moderate production facility in the next twelve months to 1) create product samples for the gem, industrial and electronics markets, and to 2) provide a replicable and auditable manufacturing platform for investors and industry business partners.

Equipment Purchases

Apollo intends to purchase a number of subsystems as components to the diamond manufacturing platform it intends to build. Apollo currently builds all of its own systems, using components from the semiconductor industry which are readily available. Future systems may however be outsourced and built in conjunction with industry partners.

Employees

Apollo intends to hire between four and seven individuals over the next twelve months. These individuals will primarily be on the technical side of the business but will also be hired to assist in the management and selling of the business and its products.

ITEM 7.       FINANCIAL STATEMENTS.

The Company's Financial Statements, and the report of Olsen Thielen & Co., LTD, independent auditors, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

There have not been any changes in or disagreements with accountants during the fiscal year ended May 31, 2001.

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS.

   Set forth below is the names, ages and positions of the directors and executive officers of the Company:

   NAME                 AGE      POSITION WITH COMPANY
   ----                 ---      ---------------------

   Douglas Murphy       52       President, Chief Executive Officer and Director

   Bryan Nichols        41       Vice President, Chief Financial Officer and
                                 Director

   William Murphy       50       Vice President of Sales

   Dr. Earl Johnson     66       Director (Deceased)

   Russel Felten        52       Director

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

Dr. Earl Johnson was elected to the board of directors in January 1988. He served in that capacity with the Company since that time. Dr. Johnson retired after running a successful practice in Hibbing, MN for 35 years. Dr. Johnson is a graduate of the University of Minnesota School of Dentistry. In addition to serving as a board member, Dr. Johnson assisted with research and development of various products that the Company has introduced. In June of 2001, Dr. Johnson passed away. His position on the board has not been filled as of the date this document was filed.

Russel Felten was elected to the board of directors in 1994 and has served in that capacity since that time. Since 1998 Mr. Felten has been self-employed as a business consultant and investment advisor. In these capacities he has served as an officer and director of several private and public companies. From 1973 to 1988 Mr. Felten was employed by Waycrosse, Inc. where he performed duties ranging from tax and estate planning work to the direct management of all types of investments. Mr. Felten holds a BS in Business Administration from Valparaiso University and received the Certified Financial Planner designation in 1988.

   The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board and subject to employment agreements, if any, approved and ratified by the Board.

ITEM 10.      EXECUTIVE COMPENSATION.

                           Summary Compensation Table

                                                                             Long Term
                                                          Annual            Compensation
                                                       Compensation           Securities            All
                                       Fiscal     -----------------------    Underlying            Other
Name and Principal Position             Year        Salary       Bonus         Options        Compensation (1)
--------------------------------     ----------   ----------  -----------  --------------   -------------------
Douglas Murphy                          1999      $   90,846  $   5,700          0              $   9,780
Chief Executive Officer                 2000      $   96,434  $  12,091          0              $   2,580
                                        2001      $  102,022  $  11,019          0              $   3,407

William Murphy                          1999       ---------   ---------     ---------           --------
Vice President Sales                    2000      $   96,434  $  12,230          0              $   2,580
                                        2001      $  103,707  $  13,400          0              $   2,580

Bryan Nichols                           1999       ---------   ---------     ---------           --------
Chief Financial Officer                 2000      $   96,434  $  12,990          0              $   2,580
                                        2001      $  103,707  $  11,901          0              $   2,580

(1) Includes net automobile allowance and entertainment and expense allowance, health insurance premiums and life insurance premiums not available to employees generally.

There were no other executives that earned in excess of $100,000 during the most recent fiscal year.

EMPLOYMENT CONTRACTS

The Company has entered into five-year employment agreements with Douglas Murphy, William Murphy, and Bryan Nichols. Each agreement provides for an annual bonus based on net income of the Company and for severance payments of one years' annual salary. The agreements expire in May 2002. Copies of these employment agreements were filed previously with the Company's Amendment Number Two to Form 10-SB filed July 14, 2000.



STOCK OPTIONS AND WARRANTS

The following table sets forth all options and warrants that have been granted as of May 31, 2001, the end of the Company's last fiscal year.

                                                        DATE          DATE          NUMBER OF       OPTION
OPTIONEE                   CAPACITY                     GRANTED       EXPIRES       SHARES (1)      PRICE (1)
-------------------------------------------------------------------------------------------------------------
Earl Johnson               Director                     09/01/1999    08/31/2004       2,128           1.03
Russ Felten                Director                     09/01/1999    08/31/2004       2,128           1.03
William Murphy (2)         Officer                      09/01/1999    08/31/2004      17,022           1.03
Douglas Murphy (2)         Officer, Director            09/01/1999    08/31/2004      17,022           1.03
Bryan Nichols (2)          Officer, Director            09/01/1999    08/31/2004      17,022           1.03
Patti Cordes               Cust Service Manager         09/01/1999    08/31/2004       3,192           1.03
Corey Cummings             Purchasing Manager           09/01/1999    08/31/2004       5,532           1.03
Harlo Falde                Shipping                     09/01/1999    08/31/2004       2,894           1.03
Timothy Smith              Plant Manager                09/01/1999    08/31/2004       5,532           1.03
Earl Johnson               Director                     12/07/2000    12/06/2001       1,397           0.59
Daniel Schrader            Consultant                   03/02/2000    03/01/2005      21,277           0.47
Thomas Krosschell          Consultant                   03/02/2000    03/01/2005      21,277           0.47
Yvonne Felten              Consultant                   03/02/2000    03/01/2005      21,277           0.47
William Murphy (2)         Officer                      03/02/2000    03/01/2005      15,958           0.47
Douglas Murphy (2)         Officer, Director            03/02/2000    03/01/2005      15,958           0.47
Bryan Nichols (2)          Officer, Director            03/02/2000    03/01/2005      15,958           0.47
-------------------------------------------------------------------------------------------------------------
TOTAL                                                                                185,574

(1) Adjusted for 2.35:1 reverse split effective July 23, 2001
(2) Since the close of the company's most recent fiscal year, all options and warrants owned by William Murphy, Douglas Murphy, and Bryan Nichols were cancelled by mutual agreement of the Company and Messrs. William Murphy, Douglas Murphy, and Bryan Nichols.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security ownership of certain beneficial owners (5% or greater).

The following information sets forth certain information as of May 31, 2001, about each person or entity who is known to the Company to be beneficial owners of more than 5% of the Company's Common Stock:

                      Name and Address of                            Amount and Nature of       Percent
Title of Class          Beneficial Owner                               Beneficial Owner         Of Class
----------------------------------------------------------------------------------------------------------
Common            Douglas B. Murphy             President, CEO      96,688 Shares (1)(2)         9.7  %
                  3730 Lee Road                 Director
                  Minnetrista, MN 55364

Common            William Murphy                VP Sales            99,659 Shares (1)(2)         10.0 %
                  18440 25th Ave. N.
                  Plymouth, MN 55447

Common            Bryan Nichols                 VP Operations,      92,555 Shares (1)(2)         9.3  %
                  2130 54th St. NW              CFO Director
                  Buffalo, MN 55313

(1) Includes 32,980 shares of Common Stock issuable upon the exercise of options and warrants. Since the close of the company's most recent fiscal year, all options and warrants owned by William Murphy, Douglas Murphy, and Bryan Nichols were cancelled by mutual agreement of the Company and Messrs. William Murphy, Douglas Murphy, and Bryan Nichols.
(2) As adjusted for the 2.35:1 reverse split effective July 23, 2001.

(b) Security ownership of management.

The following information sets forth certain information as of May 31, 2001, about each person in a management position or director who is beneficial owners of the Company's Common Stock:

                      Name and Address of                            Amount and Nature of       Percent
Title of Class          Beneficial Owner                               Beneficial Owner         Of Class
----------------------------------------------------------------------------------------------------------
Common            Douglas B. Murphy             President, CEO      96,688 Shares (1)(4)         9.7  %
                  3730 Lee Road                 Director
                  Minnetrista, MN 55364

Common            William Murphy                VP Sales            99,659 Shares (1)(4)         10.0 %
                  18440 25th Ave. N.
                  Plymouth, MN 55447

Common            Bryan Nichols                 VP Operations,      92,555 Shares (1)(4)         9.3  %
                  2130 54th St. NW              CFO Director
                  Buffalo, MN 55313

Common            Earl Johnson                  Director            23,255 Shares (2)(4)         2.3  %
                  325 Highland Drive
                  Hibbing, MN 55746

Common            Russ Felten                   Director            25,967 Shares (3)(4)         2.6  %
                  7354 Howard Lane
                  Eden Prairie, MN 55346

Common            Officers and Directors as a group (5 persons)     338,124 Shares (4)           33.8 %

(1) Includes 32,980 shares of Common Stock issuable upon the exercise of options and warrants presently exercisable or exercisable within the next 60 days by Doug Murphy, William Murphy and Bryan Nichols. Since the close of the Company's most recent fiscal year, all options and warrants owned by William Murphy, Douglas Murphy, and Bryan Nichols were cancelled by mutual agreement of the Company and Messrs. William Murphy, Douglas Murphy, and Bryan Nichols.
(2) Includes 3,525 shares of Common Stock issuable upon the exercise of options and warrants presently exercisable or exercisable within the next 60 days by Earl Johnson's personal representative.
(3) Includes 23,405 shares of Common Stock issuable upon the exercise of options and warrants presently exercisable or exercisable within the next 60 days by Russ Felten or his wife Yvonne Felten.
(4) As adjusted for the 2.35:1 reverse split effective July 23, 2001.

(c) Changes in control.

As of May 31, 2001 there are no arrangements which may result in a change in control of the Company.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two years the Company has not entered into any material transactions with an officer, director, or a beneficial owner of 5% or more of the Company's common stock, except as follows: the Company leases its 13,000 square foot facility at 530 River Street S. in Delano Minnesota from a partnership consisting of some of its officers and directors. This facility holds all administrative and a portion of the warehousing and manufacturing operations of the Company. The lease term extends through September 2003 at an average annual lease rate per square foot of $5.08. The Company also leases a 10,000 square foot facility at 400 Congress Street in Maple Lake Minnesota from its officers and directors. An 11,000 square foot addition is currently being built with completion expected by the end of September 2001. This facility, when completed, will house all remaining manufacturing and warehousing operations. The lease term for this facility extends through August 2006 at an average annual lease rate per square foot of $4.80. Both facilities are relatively new (Delano 11 years, Maple Lake 2 years) and are in excellent condition. Management believes that the lease rate per square foot and other terms and conditions are not materially different than prevailing market rates and conditions. Leases for both facilities provide for an option to renew leases for an additional five years beyond the expiration of the current lease term. Lease rates will increase 10% if renewed for the additional five-year term.

                                     PART IV

ITEM 13.      EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8K.

Documents filed as part of this report.

The financial statements filed as part of this report are listed separately in the Index to Financial Statements immediately following the signature page.

                                LIST OF EXHIBITS

Assigned Number                        Description
---------------                        -----------
Exhibit 2.1                            Agreement and Plan of Reorganization by
                                       and among Apollo Diamond, Inc. and Dental
                                       Resources, Inc.***
Exhibit 2.2                            Asset Purchase Agreement by and among
                                       Dental Resources, Inc. and Dental Assets
                                       Acquisition, Inc., Douglas B. Murphy,
                                       William H. Murphy and Bryan A. Nichols***

Exhibit 3.1.1                          Restated Articles of Incorporation*
Exhibit 3.1.2                          Restated Bylaws*
Exhibit 6.1                            Douglas Murphy Employment Contract**
Exhibit 6.2                            William Murphy Employment Agreement**
Exhibit 6.3                            Bryan Nichols Employment Agreement**
Exhibit 10.1                           Nedderman/Bedard Royalty Agreement**
Exhibit 10.2                           Cook Royalty Agreement**
-------------------------
* - Previously filed as part of Issuer's Registration Statement on Form 10-SB filed March 7, 2000.
** - Previously filed as part of the Second Amendment to Issuer's Registration Statement on Form 10-SB filed July 14, 2000.
*** - Filed herewith.

The Company did not file, nor was it required to file, any reports on Form 8-K during the fourth quarter ended May 31, 2001.

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

Dated: August 29, 2001.


                                 DENTAL RESOURCES, INC.



                                 BY: /s/
                                    --------------------------------------------
                                 Douglas B. Murphy, Its President




         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Dated: August 29, 2001.


                                 BY: /s/
                                    --------------------------------------------
                                 Douglas B. Murphy, Its President, CEO, Director


                                 BY: /s/
                                     -------------------------------------------
                                 Bryan A. Nichols, Vice President, CFO, Director


                                 BY: /s/
                                     -------------------------------------------
                                 Russel Felten, Director

                             DENTAL RESOURCES, INC.


                                    CONTENTS


                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                   2

FINANCIAL STATEMENTS:

   Balance Sheet                                                             3-4

   Statement of Income                                                         5

   Statement of Stockholders' Equity                                           6

   Statement of Cash Flows                                                     7

NOTES TO FINANCIAL STATEMENTS                                               8-15

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
Dental Resources, Inc.
Delano, Minnesota


We have audited the accompanying balance sheet of Dental Resources, Inc. as of May 31, 2001 and 2000, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dental Resources, Inc. as of May 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Olsen Thielen & Co., Ltd.
St. Paul, Minnesota
July 18, 2001, except for Note 10 as to which the date is August 10, 2001

                             DENTAL RESOURCES, INC.

                                  BALANCE SHEET
                              MAY 31, 2001 AND 2000


                                     ASSETS

                                                           2001             2000
                                                       ------------     ------------
CURRENT ASSETS:
   Cash                                                $     21,277     $     29,028
   Accounts Receivable, Less Allowance for
      Uncollectibles of $8,000 and $3,000                   793,808          739,587
   Other Receivables                                          4,879              902
   Income Taxes Receivable                                   14,950               --
   Inventories                                              649,838          596,442
   Prepaid Expenses                                          30,148           31,324
   Deposits                                                   9,300            1,500
   Deferred Income Taxes                                     13,201           15,771
                                                       ------------     ------------
      Total Current Assets                                1,537,401        1,414,554
                                                       ------------     ------------

PROPERTY AND EQUIPMENT                                    1,375,339        1,388,144
   Less Accumulated Depreciation                            737,339          731,800
                                                       ------------     ------------
      Net Property and Equipment                            638,000          656,344
                                                       ------------     ------------

OTHER ASSETS:
   Patents and Trademarks Less Accumulated
      Amortization of $3,040 and $2,541                       1,959            2,458
                                                       ------------     ------------
      Total Other Assets                                      1,959            2,458
                                                       ------------     ------------



TOTAL ASSETS                                           $  2,177,360     $  2,073,356
                                                       ============     ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             DENTAL RESOURCES, INC.

                                  BALANCE SHEET
                              MAY 31, 2001 AND 2000



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        2001              2000
                                                                    ------------      ------------
CURRENT LIABILITIES:
   Line of Credit Note Payable                                      $    256,989      $    256,989
   Current Portion of Long-Term Debt                                      42,300            38,400
   Accounts Payable                                                      418,191           340,154
   Accrued Expenses                                                       22,897            54,804
   Income Taxes Payable                                                       --             5,550
                                                                    ------------      ------------
      Total Current Liabilities                                          740,377           695,897
                                                                    ------------      ------------

LONG-TERM LIABILITIES:
   Long-Term Debt                                                         38,851            80,572
   Deferred Income Taxes                                                  52,542            38,041
                                                                    ------------      ------------
      Total Long-Term Liabilities                                         91,393           118,613
                                                                    ------------      ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Common Stock - $.01 par value, 20,000,000 Shares Authorized,
      813,565 and 1,905,844 Shares Issued and Outstanding                  8,136            19,058
   Additional Paid in Capital                                          1,618,644         1,593,369
   Accumulated Deficit                                                  (281,190)         (353,581)
                                                                    ------------      ------------
      Total Stockholders' Equity                                       1,345,590         1,258,846
                                                                    ------------      ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  2,177,360      $  2,073,356
                                                                    ============      ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             DENTAL RESOURCES, INC.

                               STATEMENT OF INCOME
                        YEARS ENDED MAY 31, 2001 AND 2000

                                                          2001              2000
                                                      ------------      ------------
SALES                                                 $  5,357,539      $  5,245,881

COST OF GOODS SOLD                                       3,909,831         3,816,339
                                                      ------------      ------------

GROSS PROFIT                                             1,447,708         1,429,542
                                                      ------------      ------------

EXPENSES:
   Marketing                                               702,104           697,674
   General and Administrative                              620,173           539,141
                                                      ------------      ------------
      Total Expenses                                     1,322,277         1,236,815
                                                      ------------      ------------

OPERATING INCOME                                           125,431           192,727
                                                      ------------      ------------

OTHER INCOME AND (EXPENSES):
   Finance Charges                                           1,597             4,235
   Interest Expense                                        (35,266)          (30,380)
                                                      ------------      ------------
      Net Other Income and (Expenses)                      (33,669)          (26,145)
                                                      ------------      ------------

INCOME BEFORE INCOME TAXES                                  91,762           166,582

INCOME TAX EXPENSE                                          19,371            40,952
                                                      ------------      ------------

NET INCOME                                            $     72,391      $    125,630
                                                      ============      ============

BASIC NET INCOME PER SHARE                            $       0.09      $       0.15
                                                      ============      ============

DILUTED NET INCOME PER SHARE                          $       0.08      $       0.14
                                                      ============      ============

AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                   811,644           811,715
   Diluted                                                 888,669           917,105


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             DENTAL RESOURCES, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2001 AND 2000

                                               Common Stock             Additional
                                     -----------------------------       Paid in        Accumulated
                                        Shares           Amount          Capital          Deficit           Total
                                     ------------     ------------     ------------     ------------     ------------
BALANCE on May 31, 1999                 1,902,511     $     19,025     $  1,587,950     $   (479,211)    $  1,127,764

   Net Income                                                                                125,630          125,630
   Common Stock Issued                      3,333               33              499                               532
   Compensation Expense on
      Warrants Issued                                                         4,920                             4,920
                                     ------------     ------------     ------------     ------------     ------------

BALANCE on May 31, 2000                 1,905,844           19,058        1,593,369         (353,581)       1,258,846

   Net Income                                                                                 72,391           72,391
   Common Stock Issued                      8,212               82            1,719                             1,801
   Common Stock Retired                    (6,000)             (60)          (2,149)                           (2,209)
   Compensation Expense on
      Warrants Issued                                                        14,761                            14,761
   2.35 for 1 Reverse Stock Split      (1,094,491)         (10,944)          10,944                                --
                                     ------------     ------------     ------------     ------------     ------------

BALANCE on May 31, 2001                   813,565     $      8,136     $  1,618,644     $   (281,190)    $  1,345,590
                                     ============     ============     ============     ============     ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             DENTAL RESOURCES, INC.

                             STATEMENT OF CASH FLOWS
                        YEARS ENDED MAY 31, 2001 AND 2000

                                                                 2001            2000
                                                              ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                 $   72,391      $  125,630
   Adjustments to Reconcile Net Income to Net
        Cash Provided By Operating Activities:
      Depreciation                                               136,218         108,277
      Amortization                                                   499             501
      Compensation Expense on Warrants Issued                     14,761           4,920
      (Increase) Decrease in:
        Accounts Receivable                                      (54,221)         23,636
        Other Receivables                                         (3,977)          9,320
        Income Taxes Receivable                                  (14,950)             --
        Inventories                                              (53,396)        (95,943)
        Prepaid Expenses                                           1,176          (5,906)
        Deposits                                                  (7,800)         30,136
      Increase (Decrease) in:
        Accounts Payable                                          78,037         (41,211)
        Accrued Expenses                                         (31,907)         (2,998)
        Income Taxes Payable                                      (5,550)          3,860
        Deferred Income Taxes                                     17,071          33,150
                                                              ----------      ----------
      Net Cash Provided By Operating Activities                  148,352         193,372
                                                              ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment                           (117,874)       (341,471)
                                                              ----------      ----------
      Net Cash Used In Investing Activities                     (117,874)       (341,471)
                                                              ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Borrowings (Payments) on Line of Credit                        --          12,000
   Principal Payments of Long-Term Debt                          (37,821)         (7,043)
   Proceeds from Issuance of Long-Term Debt                           --         125,015
   Proceeds from Issuance of Common Stock                          1,801             532
   Retirement of Common Stock                                     (2,209)             --
                                                              ----------      ----------
      Net Cash Provided By (Used In) Financing Activities        (38,229)        130,504
                                                              ----------      ----------

NET DECREASE IN CASH                                              (7,751)        (17,595)

CASH at Beginning of Year                                         29,028          46,623
                                                              ----------      ----------

CASH at End of Year                                           $   21,277      $   29,028
                                                              ==========      ==========


SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash Paid During the Year for:
      Interest                                                $   35,266      $   30,380
      Income Taxes                                            $   22,800      $    3,942


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

Inventories consist of the following:

                                                                May 31
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------

   Raw Materials                                      $  199,812     $  162,731
   Work in Process                                       234,006        314,703
   Finished Goods                                        216,020        119,008
                                                      ----------     ----------

      Totals                                          $  649,838     $  596,442
                                                      ==========     ==========

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

Depreciation is computed using the straight-line method at rates based on estimated service lives of the assets as follows:

   Molds                                                              3-7 Years
   Furniture and Fixtures                                            3-10 Years
   Leasehold Improvements                                              10 Years
   Computer Software                                                 3-10 Years

LONG-LIVED ASSETS

The Company reviews long-lived assets on an individual level for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceeds their fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are carried at the lower of the carrying amount or their fair value less disposal costs. At May 31, 2001 and 2000, no impairment loss provision was required or recorded in the financial statements.

                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The major temporary differences relate primarily to inventory and depreciation, which for tax purposes is determined, based on accelerated methods and shorter lives.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense was $113,261 and $122,000 for the years ended May 31, 2001 and 2000.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development expense was $17,282 and $6,094 for the years ended May 31, 2001 and 2000.

NET INCOME PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. All per share data has been restated to reflect the 2.35:1 reverse stock split effective July 23, 2001. A reconciliation of earnings per share for the years ended May 31, 2001 and 2000 is as follows:

                                                 2001                          2000
                                      -------------------------     -------------------------
                                         BASIC         DILUTED         Basic         Diluted
                                      ----------     ----------     ----------     ----------
   Net Earnings                       $   72,391     $   72,391     $  125,630     $  125,630
                                      ==========     ==========     ==========     ==========

   Average Shares Outstanding            811,644        811,644        811,715        811,715

   Effect of Dilutive Securities:
      Options and Warrants                    --         77,025             --        105,390
                                      ----------     ----------     ----------     ----------

   Equivalent Shares                     811,644        888,669        811,715        917,105
                                      ==========     ==========     ==========     ==========

   Earnings Per Share                 $     0.09     $     0.08     $     0.15     $     0.14
                                      ==========     ==========     ==========     ==========

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


NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                               May 31
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------

   Molds                                              $  588,906     $  621,347
   Furniture and Fixtures                                718,510        510,267
   Leasehold Improvements                                 39,003         99,499
   Computer Software                                      28,920         26,044
   Under Construction                                         --        130,987
                                                      ----------     ----------

      Total                                           $1,375,339     $1,388,144
                                                      ==========     ==========


NOTE 3 - LINE OF CREDIT NOTE PAYABLE

The Company has a revolving line of credit agreement with Oakley National Bank of Buffalo, Minnesota, which enables the Company to borrow up to $350,000 at 1.25% above the prevailing prime interest rate (8.25% at May 31, 2001). The agreement matures in August 2001. The loan is secured by inventory and accounts receivable.


NOTE 4 - LONG-TERM DEBT

Long-term debt is as follows:

                                                               May 31
                                                      -------------------------
                                                         2001            2000
                                                      ----------     ----------
   Note payable to Oakley National Bank of Buffalo,
   Minnesota in monthly installments of $4,028
   including variable interest at 1% above the
   prevailing prime rate (8% at May 31, 2001) to
   March 2003 when the remaining balance is payable.
   Secured by equipment, inventory and accounts
   receivable.                                        $   81,151     $  118,972
                                                      ----------     ----------
      Total                                               81,151        118,972
   Less Amount Due Within One Year                        42,300         38,400
                                                      ----------     ----------

      Long-Term Debt                                  $   38,851     $   80,572
                                                      ==========     ==========

                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - LONG-TERM DEBT (CONTINUED)

Principal payments required during the next two years are: 2002 - $42,300 and 2003 - $38,851.


NOTE 5 - INCOME TAXES

Income tax expense consists of the following:

                                                         Year Ended May 31
                                                    ---------------------------
                                                       2001             2000
                                                    ----------       ----------
   Current:
      State                                         $    2,300       $    7,802
   Deferred                                             17,071           33,150
                                                    ----------       ----------

      Total Income Tax Expense                      $   19,371       $   40,952
                                                    ==========       ==========

The provision for income taxes varied from the federal statutory rate as follows:

                                                         Year Ended May 31
                                                    ---------------------------
                                                       2001             2000
                                                    ----------       ----------

   Federal Tax at Statutory Rate                          21.2%            29.0%
   State Income Taxes, Net of Federal Benefit              2.2              3.9
   Non Deductible Expenses                                  .3               .8
   Adjust Deferred Tax Rates                              (2.0)            (8.9)
   Other                                                   (.6)             (.2)
                                                    ----------       ----------

      Effective Tax Rate                                  21.1%            24.6%
                                                    ==========       ==========

The components of deferred income taxes are as follows:

                                                             May 31
                                                    ---------------------------
                                                       2001             2000
                                                    ----------       ----------

   Current Deferred Tax Assets:
      Allowance for Uncollectibles                  $    2,227       $      835
      Inventory                                         10,974           14,936
                                                    ----------       ----------

        Total Current Deferred Tax Assets           $   13,201       $   15,771
                                                    ==========       ==========

   Noncurrent:
      Deferred Tax Assets:
        Operating Loss Carryforwards                $       --       $    6,645
        Compensation on Stock Warrants                   5,451            1,370

      Deferred Tax Liabilities:
        Depreciation                                   (57,993)         (46,056)
                                                    ----------       ----------

           Net Noncurrent Deferred Tax
              Liability                             $  (52,542)      $  (38,041)
                                                    ==========       ==========

                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS

OPERATING LEASES -

The Company leases office, manufacturing and warehouse space under operating leases from a partnership consisting of officers and directors of the Company. The leases require monthly payments, real estate taxes, insurance and other miscellaneous costs. The leases expire between September 30, 2003 and August 31, 2006, but provide for an option to renew for an additional five years.

Total rent expense (including real estate taxes, insurance and other costs which are required to be paid by the Company) and future, minimum obligations under the leases are as follows for years ending May 31:

Expense:
   2000                                                              $  138,733
   2001                                                                 144,397

Commitments:
   2002                                                              $  166,375
   2003                                                                 181,500
   2004                                                                 132,000
   2005                                                                 115,500
   2006                                                                 115,500
                                                                     ----------

      Total                                                          $  710,875
                                                                     ==========

EMPLOYMENT CONTRACTS -

The Company has employment agreements with three officers. Each agreement provides for an annual bonus based on net income of the Company and for severance payments of one year's annual salary. The agreements expire in May 2002.


NOTE 7 - RETIREMENT PLANS

The Company has a defined contribution 401(k) profit sharing plan in effect for its employees who meet certain age and service requirements. Employees may elect to contribute an amount up to the maximum dollar amount allowed by the IRS. The Company contributes up to 3% of the employee's salary. Contributions for this plan were $25,587 and $9,408 for the years ended May 1, 2001 and 2000.


NOTE 8 - STOCK OPTIONS AND WARRANTS

The Company has a stock option plan, which allows issuance of stock options to officers and key employees. The exercise price for each option is to be no less than 100% of the fair market value of the common stock on the day the option is granted. Options under this plan have a term of five years. A total of 234,043 shares of common stock have been reserved for this plan. As of May 31, 2001, 151,749 shares remained available to be issued under this plan.

                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - STOCK OPTIONS AND WARRANTS (CONTINUED)

In 2000, the Company also granted stock warrants to officers and consultants of the Company. These warrants allow the holder to purchase the Company's common stock at $0.47 per share. The warrants have a term of five years.

The following summarizes transactions for stock options and warrants for the years ended May 31, 2001 and 2000:

                                           Stock Options                         Warrants
                                  ------------------------------       -----------------------------
                                    Number             Average           Number            Average
                                      of              Exercise             of             Exercise
                                    Shares              Price            Shares             Price
                                  ----------        ------------       ----------       ------------
Outstanding May 31, 1999               6,382          $   .49                 --          $    --

   Issued                             80,897             1.03            111,705              .47
   Exercised                          (1,418)             .38                 --               --
                                  ----------                           ---------

Outstanding May 31, 2000              85,861             1.01            111,705              .47

   Issued                              1,397              .59                 --               --
   Cancelled                          (8,426)            1.03                 --               --
   Exercised                          (3,494)             .52                 --               --
   Expired                            (1,469)             .54                 --               --
                                  ----------                           ---------

Outstanding May 31, 2001              73,869             1.02            111,705              .47
                                  ==========                           =========

All stock options and warrants are fully vested and currently exercisable as of May 31, 2001. Exercise prices of stock options outstanding range from $.59 to $1.03. The weighted average fair value of options granted during the years ended May 31, 2001 and 2000 was $.22 and $.96, respectively. The weighted average fair value of warrants granted in the year ended May 31, 2000 was $.71. The weighted average remaining life of all options and warrants outstanding at May 31, 2001 was 3.58 years.

The Company follows the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," but applies APB Opinion No.25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees. Compensation expense for stock warrants issued to non-employee consultants is being expensed over the life of the consulting agreement. The Company recognized $14,761 of compensation expense for the year ended May 31, 2001 and will recognize $9,842 of compensation expense for the year ending May 31, 2002. The compensation expense recorded is included in the General and Administrative Expense on the Company's Statement of Income. If the Company had elected to recognize compensation cost for its stock based transactions with employees using the method prescribed by SFAS No. 123, net income and earnings per share would have been as follows at May 31, 2001.

                                                          2001          2000
                                                       ---------     ----------

   Fair Value of Options and Warrants Issued           $     306     $  155,077
   Proforma Compensation Expense (Before Taxes)              306        125,554
   Net Income                                             72,085         30,465
   Basic Net Income Per Share                               0.09           0.04
   Diluted Net Income Per Share                             0.08           0.03

                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The fair value of the options and warrants granted was estimated using the Black-Scholes option pricing model, using the following assumptions:

                                                          2001          2000
                                                       ---------     ----------

   Risk-Free Interest Rate                                5.98%          6.32%
   Expected Life                                        1 YEAR        5 Years
   Expected Volatility                                   91.76%         80.57%
   Dividend Yield                                          0.0%           0.0%


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

Gross revenues by product group are as follows:

                                                    YEAR ENDED MAY 31, 2001
                                         ----------------------------------------------
                                             TOTAL          DOMESTIC          FOREIGN
                                         ------------     ------------     ------------
   Pro-form                              $  2,498,792     $  1,624,215     $    874,577
   Hygienist                                1,166,163          816,314          349,849
   Packaging                                1,499,437        1,124,578          374,859
   Procure                                     74,113           52,620           21,493
   Pro-flex                                   119,034          103,560           15,474
                                         ------------     ------------     ------------

      Totals                             $  5,357,539     $  3,721,287     $  1,636,252
                                         ============     ============     ============

                                                    Year Ended May 31, 2000
                                         ----------------------------------------------
                                            Total           Domestic         Foreign
                                         ------------     ------------     ------------
   Pro-form                              $  2,533,187     $  1,646,571     $    886,616
   Hygienist                                  802,062          561,444          240,618
   Packaging                                1,639,578        1,229,683          409,895
   Procure                                     74,570           52,945           21,625
   Pro-flex                                   196,484          170,941           25,543
                                         ------------     ------------     ------------

      Totals                             $  5,245,881     $  3,661,584     $  1,584,297
                                         ============     ============     ============

The Company derived 20% and 21% of its sales from one customer for the years ended May 31, 2001 and 2000, respectively.

                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - SUBSEQUENT EVENTS

On July 23, 2001, Dental Resources' Board of Directors declared a 2.35 to 1 reverse common stock split. All per share data included in this report has been restated to reflect this reverse common stock split. An amount equal to the par value of the common stock shares retired pursuant to the reverse stock split has been reflected as a transfer from common stock to paid-in-capital on the financial statements for 2001.

On August 10, 2001, the Company signed a definitive merger agreement with Apollo Diamond, Inc. The merger, if approved by shareholders of both companies, will be accounted for as a reverse acquisition. The merger is contingent on the divestiture of Dental Resources operating assets. To accomplish this, on August 10, 2001 the Company also signed an asset purchase agreement to sell the operating assets to a new corporation owned by certain officers and directors of the Company. This agreement is also subject to approval by the Company's shareholders.

In conjunction with the asset purchase agreement, certain officers of the Company mutually agreed to cancel stock options to purchase 51,064 shares of common stock at $1.03 per share, and also mutually agreed to cancel stock warrants to purchase 47,872 shares of common stock at $.47 per share.