Form 10QSB
period 2001-08-31
DENTAL RESOURCES INC
filed 2001-10-15
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

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

                                 YES (X) NO ( )

THERE WERE 813,565 SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 31, 2001.

DENTAL RESOURCES, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS                                   PAGE NO.
                                                                        --------

         Balance Sheets as of August 31, 2001 and May 31, 2001          P. 1

         Statements of Operations for the three months ended
         August 31, 2001 and August 31, 2000                            P. 3

         Statements of Cash Flows for the three months ended
         August 31, 2001 and August 31, 2000                            P. 4

         Statements of Stockholders' Equity for the period ended
         August 31, 2001                                                P. 5

         Notes to Financial Statements                                  P. 6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                           P. 9


PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                      P. 12

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS              P. 12

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                        P. 12

         ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS   P. 12

         ITEM 5. OTHER INFORMATION                                      P. 12

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                       P. 12


SIGNATURES                                                              P. 13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             DENTAL RESOURCES, INC.
                                  BALANCE SHEET
                     AS OF AUGUST 31, 2001 AND MAY 31, 2001
--------------------------------------------------------------------------------

                                                        August 31,         May 31,
                                                           2001             2001
                                                       (UNAUDITED)       (AUDITED)
                                                      ------------     ------------
ASSETS:

CURRENT ASSETS:
   Cash                                               $     20,901     $     21,277
   Accounts receivable - trade, less allowance for
    doubtful accounts of $8000                             777,718          793,808
   Accounts receivable - other                               1,749            4,879
   Income tax receivable                                    18,745           14,950
   Inventories                                             675,891          649,838
   Prepaid expenses                                         62,722           30,148
   Deposits                                                 10,425            9,300
   Deferred income taxes                                    13,201           13,201
                                                      ------------     ------------
      TOTAL CURRENT ASSETS                               1,581,352        1,537,401
                                                      ------------     ------------

PROPERTY AND EQUIPMENT:
   Property and equipment                                1,396,563        1,375,339
   Less: accumulated depreciation                         (771,283)        (737,339)
                                                      ------------     ------------
      PROPERTY AND EQUIPMENT - NET                         625,280          638,000
                                                      ------------     ------------


OTHER ASSETS:
   Patents and trademarks, less accumulated
    amortization of $3,166 and $3,040                        1,834            1,959
                                                      ------------     ------------
      TOTAL OTHER ASSETS                                     1,834            1,959
                                                      ------------     ------------

TOTAL ASSETS                                          $  2,208,466     $  2,177,360
                                                      ============     ============

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                                  BALANCE SHEET
                     AS OF AUGUST 31, 2001 AND MAY 31, 2001
--------------------------------------------------------------------------------

                                                           August 31,        May 31,
                                                              2001            2001
                                                          (UNAUDITED)       (AUDITED)
                                                         ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Line of credit note payable                           $    256,989     $    256,989
   Current portion of long-term debt                           42,300           42,300
   Accounts payable                                           445,221          418,191
   Accrued expenses                                            55,603           22,897
                                                         ------------     ------------
      TOTAL CURRENT LIABILITIES                               800,113          740,377
                                                         ------------     ------------


LONG-TERM LIABILITIES:
   Long-term debt, less current portion shown above            28,330           38,851
   Deferred income taxes                                       52,542           52,542
                                                         ------------     ------------
         TOTAL LONG-TERM LIABILITIES                           80,872           91,393
                                                         ------------     ------------


COMMITMENTS:

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 20,000,000 shares
    authorized; 813,565 and 813,565 shares issued and
    outstanding, respectively                                   8,136            8,136
   Additional paid-in capital                               1,622,333        1,618,644
   Retained deficit                                          (302,988)        (281,190)
                                                         ------------     ------------
         TOTAL STOCKHOLDERS' EQUITY                         1,327,481        1,345,590
                                                         ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  2,208,466     $  2,177,360
                                                         ============     ============

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                AUGUST 31,       AUGUST 31,
                                                                   2001             2000
                                                               ------------     ------------
SALES                                                          $  1,494,383     $  1,436,257


COST OF SALES                                                     1,157,562        1,073,226
                                                               ------------     ------------
GROSS PROFIT                                                        336,821          363,031

EXPENSES
                   Marketing                                        168,534          171,954
                   General & Administrative                         187,876          142,193
                                                               ------------     ------------
TOTAL EXPENSES                                                      356,410          314,147
                                                               ------------     ------------
INCOME (LOSS) FROM OPERATIONS                                       (19,589)          48,884

OTHER INCOME (EXPENSE)
                   Finance charge income                                827            1,675
                   Other income (expense)                                --           (1,636)
                   Interest expense                                  (6,831)          (7,855)
                                                               ------------     ------------
TOTAL OTHER INCOME (EXPENSE)                                         (6,004)          (7,816)
                                                               ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                                   (25,593)          41,068
                                                               ------------     ------------

PROVISION FOR INCOME TAXES                                           (3,795)           7,775
                                                               ------------     ------------

NET INCOME (LOSS)                                              $    (21,798)    $     33,293
                                                               ============     ============

BASIC NET INCOME (LOSS) PER COMMON SHARE                       $      (0.03)    $       0.04
                                                               ============     ============

DILUTED NET INCOME (LOSS) PER COMMON SHARE                     $      (0.03)    $       0.04
                                                               ============     ============

AVERAGE BASIC SHARES OUTSTANDING                                    813,565          809,558
AVERAGE DILUTED SHARES OUTSTANDING                                  813,565          908,593

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                2001           2000
                                                             ----------     ----------
CASH FLOWS FROM  OPERATING ACTIVITIES
   Net income (loss)                                         $  (21,798)    $   33,293
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                33,944         32,374
     Amortization                                                   125            125
     Compensation expense on warrants issued                      3,689          3,690
   Changes in assets and liabilities:
     (increase) decrease in receivables                          19,220       (146,680)
     (increase) decrease in income tax receivables               (3,795)            --
     (increase) decrease in inventories                         (26,053)       (67,495)
     (increase) decrease in prepaid deposits                    (32,574)        (7,023)
     (increase) decrease in deposits                             (1,125)        (1,000)
     increase (decrease) in income taxes payable                     --         (4,725)
     increase (decrease) in accounts payable                     27,030        195,627
     increase (decrease) in accrued liabilities                  32,706        (14,553)
                                                             ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        31,369         23,633

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                           (21,224)       (37,121)
                                                             ----------     ----------
NET CASH (USED IN) INVESTING ACTIVITIES                         (21,224)       (37,121)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                   (10,521)        (2,950)
   Payments on note-payable-bank                                     --         (6,070)
   Retirements of common stock                                       --         (2,209)
   Proceeds from issuance of common stock                            --            400
                                                             ----------     ----------
NET CASH (USED IN) FINANCING ACTIVITIES                         (10,521)       (10,829)
                                                             ----------     ----------

NET (DECREASE) IN CASH                                             (376)       (24,317)

CASH - BEGINNING OF PERIOD                                       21,277         29,028
                                                             ----------     ----------

CASH - END OF PERIOD                                         $   20,901     $    4,711
                                                             ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during period for:
     Interest                                                $    6,831     $    7,855
                                                             ==========     ==========
     Income taxes                                            $       --     $   13,286
                                                             ==========     ==========

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                         STATEMENT OF STOCKHOLDER EQUITY
                              AS OF AUGUST 31, 2001
--------------------------------------------------------------------------------

                                            COMMON STOCK
                                   -----------------------------
                                      NUMBER                          ADDITIONAL
                                        OF                              PAID-IN       ACCUMULATED
                                      SHARES           AMOUNT           CAPITAL         DEFICIT           TOTAL
                                   ------------     ------------     ------------     ------------     ------------
BALANCE ON MAY 31, 2000               1,905,844     $     19,058     $  1,593,369     $   (353,581)    $  1,258,846

   Net Income                                                                               72,391           72,391

   Common Stock Issued                    8,212               82            1,719                             1,801

   Common Stock Retired                  (6,000)             (60)          (2,149)                           (2,209)

   Compensation Expense on
      Warrants Issued                                                      14,761                            14,761

   2.35 for 1 Reverse Stock Split    (1,094,491)         (10,944)          10,944
                                   ------------     ------------     ------------     ------------     ------------

BALANCE ON MAY 31, 2001                 813,565            8,136        1,618,644         (281,190)       1,345,590

   Compensation Expense on
      Warrants Issued                                                       3,689                             3,689

   Net Income (Loss)                                                                       (21,798)         (21,798)
                                   ------------     ------------     ------------     ------------     ------------

BALANCE ON AUGUST 31, 2001              813,565     $      8,136     $  1,622,333     $   (302,988)    $  1,327,481
                                   ============     ============     ============     ============     ============

                             DENTAL RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  INTERIM FINANCIAL STATEMENTS

The information furnished in this report is unaudited but reflects all adjustments (which include only normal recurring adjustments), which are necessary, in the opinion of management, for the fair presentation of the results of the interim period. Actual results for the three months ending August 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on form 10-KSB.

2.  REVENUE RECOGNITION

The company's revenues consist of product sales and billings for freight and handling charges. The company recognizes revenue from the sale of products and the associated freight and handling charges when the product is shipped and the risk of ownership is transferred to the customer.

3.  NET EARNINGS PER COMMON SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each year. Diluted net income (loss) per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of earnings per share for the months ended August 31, 2001 and 2000 is as follows:

                                         THREE MONTHS ENDED            THREE MONTHS ENDED
                                           AUGUST 31, 2001               AUGUST 31, 2000
                                         BASIC       DILUTED           BASIC      DILUTED
                                     -------------------------     ------------------------
Net earnings (loss)                     (21,798)       (21,798)        33,293        33,293
                                     -------------------------     ------------------------

Average shares outstanding              813,565        813,565        809,558       809,558

  Effect of dilutive securities:
            Options and Warrants*             0              0              0        99,035
                                     -------------------------     ------------------------

Equivalent shares                       813,565        813,565        809,558       908,593
                                     -------------------------     ------------------------

Earnings (loss) per share            $    (0.03)    $    (0.03)    $     0.04    $     0.04
                                     =========================     ========================

*All potential common shares are antidilutive for the period ended August
31, 2001


4.  RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed in the period in which the expenses are incurred. Research and development costs for the three month period ended August 31, 2001 were $5,338 as compared to $2,014 for the three month period ended August 31, 2000.

5.  MARKET SEGMENT INFORMATION

The Company has one reportable segment, which is the manufacturing and marketing of five associated groups of dental related products. The Company's five product groups are: Proform thermo-forming equipment and supplies,

Hygienist chemicals and consumables, Packaging products, Procure ultraviolet light-cured ovens and composites, and Pro-flex denture materials. These products are sold to various countries worldwide with no one country representing a significant portion of the total sales. The Company does not currently own any assets outside the United States. Gross revenues by product group are as follows:

                                          SALES BY PRODUCT GROUP
                       TWELVE MONTHS ENDED                      TWELVE MONTHS ENDED
                         AUGUST 31, 2001                          AUGUST 31, 2000
                TOTAL       DOMESTIC       FOREIGN        TOTAL       DOMESTIC       FOREIGN
            ---------------------------------------- ----------------------------------------
PROFORM      $  818,451    $  553,261    $  265,190    $  657,134    $  436,963    $  220,171

HYGIENIST       285,142       203,853        81,289       264,871       189,053        75,818

PACKAGING       338,746       265,075        73,671       458,693       349,635       109,058

PROCURE          18,373        13,313         5,060        20,702        14,776         5,926

PROFLEX          33,671        29,880         3,791        34,857        31,575         3,282
            ---------------------------------------- ----------------------------------------

TOTALS       $1,494,383    $1,065,382    $  429,001    $1,436,257    $1,022,002    $  414,255
            ======================================== ========================================


6.  STOCK OPTIONS AND WARRANTS

The Company has a stock option plan, which allows issuance of stock options to officers and key employees. The exercise price for each option is to be no less than 100% of the fair market value of the common stock on the day the option is granted. Options under this plan have a term of five years. A total of 234,043 shares of common stock have been reserved for this plan. As of August 31, 2001, 211,238 shares remained available to be issued under this plan.

No options or warrants were granted during the quarters ended August 31, 2000 and 2001.

On June 26, 2001, officers of the Company voluntarily cancelled stock options to purchase 51,064 shares of common stock at $1.03 per share. Officers also voluntarily cancelled stock warrants to purchase 47,872 shares of common stock at $0.47 per share.

The Company follows the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," but applies APB Opinion No.25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees. There was no compensation expense recorded for options and warrants issued to officers and employees in previous fiscal years.

In fiscal year 2000, warrants were granted to consultants of the Company which total 63,833 shares worth of common stock. These warrants were granted as consideration for assisting the company in identifying and evaluating strategic business opportunities and helping to negotiate and structure any potential transactions over the next two years. The warrants issued to the consultants allow the holder to purchase the Company's common stock at $0.47 per share. Compensation expense for stock warrants issued to non-employee consultants is being expensed equally over the two-year life of the consulting agreement based on a calculation of the fair value of the warrants issued using the Black-Scholes option pricing model. The Company recognized $3,689 of compensation expense for the quarters ended August 31, 2001 and 2000. The compensation expense recorded in the quarters ended August 31, 2001 and 2000 is included in General and Administrative expense on the Company's statement of operations.

The fair value of the options and warrants granted in fiscal years 2001 and 2000 was estimated using the Black-Scholes option pricing model, using the following assumptions:

                                                     2001             2000
                                                  -----------      -----------

   Risk-Free Interest Rate                             5.98%            6.32%
   Expected Life                                     1 YEAR          5 Years
   Expected Volatility                                91.76%            80.6%
   Dividend Yield                                       0.0%             0.0%


The following summarizes transactions for stock options and warrants for the year ended May 31, 2001 and the quarter ended August 31, 2001:

                                      STOCK OPTIONS               WARRANTS
                                  ---------------------    ---------------------
                                   NUMBER       AVERAGE     NUMBER       AVERAGE
                                     OF        EXERCISE       OF        EXERCISE
                                   SHARES       PRICE       SHARES        PRICE
                                  --------     --------    --------     --------


OUTSTANDING AT MAY 31, 2000         85,861         1.01     111,705         0.47

            Issued                   1,397         0.59          --           --
            Cancelled               (8,426)        1.03          --           --
            Exercised               (3,494)        0.52          --           --
            Expired                 (1,469)        0.54          --           --
                                  --------     --------    --------     --------


OUTSTANDING AT MAY 31, 2001         73,869     $   1.02     111,705     $   0.47
                                  --------     --------    --------     --------

            Cancelled              (51,064)        1.03     (47,872)        0.47
                                  --------     --------    --------     --------


OUTSTANDING AT AUGUST 31, 2001      22,805     $   1.01      63,833     $   0.47
                                  ========     ========    ========     ========

The following table summarizes the status of Options and Warrants outstanding at August 31, 2001:

                                              WEIGHTED               WEIGHTED
RANGE OF EXERCISE                            REMAINING               AVERAGE
PRICES                        SHARES           LIFE               EXERCISE PRICE
--------------------------------------------------------------------------------
OPTIONS
$   0.59                       1,397        0.33 years              $   0.59
$   1.03                      21,408           3 years              $   1.03

WARRANTS
$   0.47                      63,833        3.58 years              $   0.47


7.  RECLASSIFICATION OF SHIPPING FEES

In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires companies to classify amounts billed to customers for shipping and handling as revenue. Prior to the consensus, the Company reported the net costs of its shipping and handling activities as part of its cost of sales expense.

As a result of the consensus, the Company reclassified from cost of sales to gross sales $65,662 for the three months ended August 31, 2000. The impact of this reclassification increased previously reported gross sales and also increased the cost of sales expenses. Reported gross profit and earnings did not change.

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

INTRODUCTION

Dental Resources, Inc. (the "Company" or "Dental Resources") was incorporated as a "C" corporation in Minnesota in 1976. It has not been the subject of any bankruptcy, receivership or similar proceedings; it has not experienced any material reclassification, merger or consolidation; nor has it purchased or sold a significant amount of assets that was not in the ordinary course of its business. The Company is principally engaged in the manufacturing and distribution of a number of specialized dental products and packaging materials for use by the dental and medical industries. The Company has a fiscal year of May 31.

RESULTS OF OPERATIONS
Results of Operations For the Three Months Ended August 31, 2001 and 2000.

For the quarter ended August 31, 2001, the Company recorded revenues of $1,494,000, an increase of approximately 4% compared to $1,436,000 for the same period in 2000. This change is mostly attributable to increased sales of 24% in the largest product group Proform. An increase of 7% in the Hygienist line also contributed to the increase in revenues. The Packaging line experienced a significant drop in sales of 27% when compared to the same period in the prior year. This reduction was mainly due to the loss of one customer that purchased large volumes of this product at minimal gross margins. The Procure and Proflex lines had revenues drop off by 12% and 4% respectively when compared to the same period in the prior year. Gross profits decreased to $337,000 for the quarter ended August 31, 2001 from $363,000 in 2000. Gross profit as a percent of sales fell to 22.5% in the quarter ended August 31, 2001 compared to 25.3% in 2000. The majority of the decrease in gross profit was the result of a 2.31% increase in the cost of materials and overhead associated with manufacturing that management chose not to pass on to the customer as increases in prices. The 2.31% increase accounted for approximately $35,000 of the change that was experienced as compared to the same period in the prior year. Management intends to increase prices where necessary to adjust for these increases when new pricing is released for the 2002 calendar year. The remaining difference was attributable to temporary problems experienced with a supplier, a manufacturing line being down for an extended period, and sales promotions.

Marketing expenses for the quarter ending August 31, 2001 decreased to $169,000 from $172,000 in 2000, a decrease of 2%. A decrease in advertising expenses was the primary factory for the reduction in marketing expenses. General and administrative expenses increased to $188,000 for the quarter ended August 31, 2001 from $142,000 in 2000, an increase of 32%. Legal expenses of $39,000 and accounting expenses of $17,000 relating to the preparation and filing of the proxy for the proposed merger and asset sale were the primary reasons for the increase in general and administrative expenses.

Interest expense decreased to $6,800 for the quarter ended August 31, 2001 from $7,900 in 2000. The decrease in interest is a combination of reduction of principal on term notes of $10,500 coupled with decreases in variable interest rates. Income taxes decreased to a benefit of $3,800 for the quarter ended August 31, 2001 from an expense of $7,800 in 2000. The decrease was due to a decrease in net profits from diminished gross margins coupled with extraordinary legal and accounting expenses incurred. The Company experienced a Net Loss for the quarter ended August 31, 2001 of $21,798 as compared to a Net Profit of $33,000 in 2000.

On August 31, 2001 the Company's total assets were $2,208,000, compared to $2,177,000 at May 31, 2001. The increase of approximately $31,000 was due primarily to investments of $21,000 in property and equipment used for production, increased inventories of $26,000, and increased prepaid expenses of $33,000. Total liabilities increased by $49,000 from $832,000 at May 31, 2000 to $881,000 at August 31, 2001. $27,000 of the increase was in accrued liabilities for legal expenses incurred but not billed as of the end of the quarter.

Liquidity and Capital Resources.

During the three month period ending August 31, 2001, the Company produced a positive cash flow from operations of $31,000. The prior year produced positive cash flows from operations of $24,000 in comparison. The increase in operating cash flows was primarily caused by a combination of better management of inventories and receivables as compared to the same period in the prior year.

The Company has typically relied on cash flows from operations to finance its working capital needs. The Company has a working capital loan with Oakley National Bank of Buffalo, Minnesota in the amount of $350,000 secured by the Company's inventories and accounts receivable to fund temporary or seasonal variations in cash flows. As of August 31, 2001, the Company had used $257,000 of the credit line leaving a balance of $93,000 available. The Company has traditionally borrowed capital from time to time on term basis to finance necessary purchases of specific capital equipment. As of August 31, 2001, the balance due on all outstanding term loans used for capital equipment purchases was $71,000. Management is confident that these combined sources of capital will be sufficient to finance the current operations of the Company. The Company's future capital requirements will depend on many factors, including growth of the Company's customer base, economic conditions and other factors including the results of future operations.

The Company intends to continue developing it's existing product lines and expanding its manufacturing capacity. It is estimated that the Company may need to borrow up to $150,000 from traditional banking resources during the next twelve months to finance the acquisition of capital equipment necessary to support such expansion. The Company has not made any commitments for any capital expenditures at this time. The Company is evaluating the possibility of further expanding its plastic extrusion, die cutting, and plastic processing operations. By expanding operations, the Company expects that the number of full time employees it employs will increase by approximately ten percent over the next two years.

There are no known trends, events, or uncertainties known to management at this time that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.

FUTURE EXPECTATIONS

Management of the Company expects sales of its current product lines to show a slight growth over the prior year. Increases in the Proform line are expected to come mainly from sales of materials rather than machines. Management believes that the domestic market for vacuum machines has become saturated and sales to foreign markets will only allow the Company to maintain current market share for this particular product. Sales of the Hygienist line are expected to remain steady if the economy regains its overall health and strength, although sales of the Hygienist line may decrease if the economy continues to falter. The Company is currently working on new products within the Packaging line, which management expects to offer some excellent opportunities for growth that management feels will make up for lost sales in prior quarters. Sales in the Procure and Proflex lines are expected to remain relatively constant for the next three quarters.

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

On August 10, 2001. The Company announced that it signed an Agreement and Plan of Reorganization with Apollo Diamond, Inc. ("Apollo"), Boston, MA. Under the merger agreement, Apollo will merge with and into the Company. The Company's shareholders will be asked to approve the merger at a special meeting. The Company filed a preliminary proxy statement with the Securities and Exchange Commission ("SEC") on August 2, 2001 for this special meeting. The Company intends to hold the special shareholder meeting and to consummate the merger as soon as possible after the SEC has finished its review of the Company's proxy material.

In connection with the merger agreement, the Company signed an Asset Purchase Agreement with Dental Assets Acquisition, Inc., a Minnesota corporation ("DAA"), which is owned by certain officers and directors of the Company. Under the asset purchase agreement, DAA will purchase the Company's assets and assume most of the Company's liabilities in exchange for a cash payment in the amount of $500,000 and a limited recourse note in the amount of $507,450. The consummation of the asset purchase is one of the conditions on which the merger of Apollo with and into the Company is contingent.

Apollo has developed proprietary technology to produce large, single crystal diamonds in a controlled, semiconductor type environment. Apollo's lab-created diamonds are highly pure single crystals that can be manufactured for both gemstones and advanced industrial purposes, in both insulating and semiconducting varieties. Large lab-created diamond crystals of gemstone quality have been produced through Apollo's low pressure production process. In addition to the gemstone market, Apollo is also targeting the wireless and optics market where the availability of low cost, high quality diamonds could be fundamental to a number of new high growth industries. The shares of Apollo are privately held.

A preliminary proxy report relating to the proposed merger and sale of assets has been reviewed by the SEC and the Company has received substantial comments from the SEC regarding the proxy report. Management is currently reviewing these comments.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On July 24, 2001, the company filed a Form 8-K to report that it had effected a 1-for-2.35 reverse stock split.



                                LIST OF EXHIBITS


The following exhibits are filed with this Form 10-QSB:


Assigned Number      Description
Exhibit 2.1          Agreement and Plan of Reorganization by and among Apollo
                     Diamond, Inc. and Dental Resources, Inc.***
Exhibit 2.2          Asset Purchase Agreement by and among Dental Resources Inc.
                     and Dental Assets Acquisition, Inc., Douglas B. Murphy,
                     William H. Murphy and Bryan A. Nichols***
Exhibit 3.1.1        Restated Articles of Incorporation*
Exhibit 3.1.2        Restated Bylaws*
Exhibit 11           Statement Regarding Computation of Earnings Per Share**

------------------------
* - Previously filed with Form 10-SB filed March 7, 2000.
** - Filed herewith.
*** - Previously filed with Form 10-KSB filed August 29, 2001.

                                   SIGNATURES

In accordance with the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DENTAL RESOURCES, INC.

                               By:       /s/ Bryan A. Nichols
                                   ---------------------------------------------
                                      Bryan A. Nichols
                                      Vice President and Chief Financial Officer

                               Date: October 15, 2001