Form 10QSB
period 2001-11-30
DENTAL RESOURCES INC
filed 2002-01-14
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION FROM _________ TO _________

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

                                 YES (X ) NO ( )

THERE WERE 813,565 SHARES OF COMMON STOCK OUTSTANDING AT NOVEMBER 30, 2001.

                             DENTAL RESOURCES, INC.

                                      INDEX

--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS                                   PAGE NO.
                                                                        --------

         Balance Sheets as of November 30, 2001 and May 31, 2001          P.1

         Statements of Operations for the three and six months ended
         November 30, 2001 and 2000                                       P.3

         Statements of Cash Flows for the six months ended
         November 30, 2001 and 2000                                       P.4

         Statements of Stockholders' Equity for the period ended
         November 30, 2001                                                P.5

         Notes to Financial Statements                                    P.6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    P.10


PART II - OTHER INFORMATION


         ITEM 1. LEGAL PROCEEDINGS                                        P.13

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                P.13

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                          P.13

         ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS     P.13

         ITEM 5. OTHER INFORMATION                                        P.13

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                         P.13


SIGNATURES                                                                P.14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             DENTAL RESOURCES, INC.
                                  BALANCE SHEET
                    AS OF NOVEMBER 30, 2001 AND MAY 31, 2001
--------------------------------------------------------------------------------

                                                     NOVEMBER 30,     MAY 31,
                                                        2001           2001
                                                     (UNAUDITED)     (AUDITED)
                                                     -----------    -----------
ASSETS:

CURRENT ASSETS:
   Cash                                              $     2,056    $    21,277
   Accounts receivable - trade, less allowance for
    doubtful accounts of $8,000                          823,484        793,808
   Accounts receivable - other                               900          4,879
   Income tax receivable                                   4,207         14,950
   Inventories                                           588,881        649,838
   Prepaid expenses                                       70,886         30,148
   Deposits                                                7,036          9,300
   Deferred income taxes                                  13,201         13,201
                                                     -----------    -----------
      TOTAL CURRENT ASSETS                             1,510,651      1,537,401
                                                     -----------    -----------

PROPERTY AND EQUIPMENT:
   Property and equipment                              1,314,770      1,375,339
   Less: accumulated depreciation                       (698,693)      (737,339)
                                                     -----------    -----------
      PROPERTY AND EQUIPMENT - NET                       616,077        638,000
                                                     -----------    -----------


OTHER ASSETS:
   Patents and trademarks, less accumulated
    amortization of $3,290 and $3,040
                                                           1,709          1,959
                                                     -----------    -----------
      TOTAL OTHER ASSETS                                   1,709          1,959
                                                     -----------    -----------

TOTAL ASSETS                                         $ 2,128,437    $ 2,177,360
                                                     ===========    ===========

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                                  BALANCE SHEET
                    AS OF NOVEMBER 30, 2001 AND MAY 31, 2001
--------------------------------------------------------------------------------

                                                  NOVEMBER 30,     MAY 31,
                                                      2001          2001
                                                  (UNAUDITED)     (AUDITED)
                                                  -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Line of credit note payable                    $   236,989    $   256,989
   Current portion of long-term debt                   42,300         42,300
   Accounts payable                                   344,156        418,191
   Accrued expenses                                    40,969         22,897
                                                  -----------    -----------
      TOTAL CURRENT LIABILITIES                       664,414        740,377
                                                  -----------    -----------


LONG-TERM LIABILITIES:
   Long-term debt, less current portion
        shown above                                    17,477         38,851
   Deferred income taxes                               52,542         52,542
                                                  -----------    -----------
         TOTAL LONG-TERM LIABILITIES                   70,019         91,393
                                                  -----------    -----------


COMMITMENTS:

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 20,000,000
    shares authorized; 813,565 and 813,565
    shares issued and outstanding, respectively         8,136          8,136
   Additional paid-in capital                       1,626,023      1,618,644
   Retained deficit                                  (240,155)      (281,190)
                                                  -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                 1,394,004      1,345,590
                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 2,128,437    $ 2,177,360
                                                  ===========    ===========

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                              NOVEMBER 30,                  NOVEMBER 30,
                                          2001           2000           2001           2000
                                      -----------    -----------    -----------    -----------

SALES                                 $ 1,552,648    $ 1,430,523    $ 3,047,030    $ 2,866,780


COST OF SALES                           1,120,534      1,078,550      2,277,058      2,151,776
                                      -----------    -----------    -----------    -----------
GROSS PROFIT                              432,114        351,973        769,972        715,004

EXPENSES

                Marketing                 182,135        153,264        350,568        325,218
                General &
                Administrative            150,588        152,398        339,101        294,591
                                      -----------    -----------    -----------    -----------
TOTAL EXPENSES                            332,723        305,662        689,669        619,809
                                      -----------    -----------    -----------    -----------
INCOME FROM OPERATIONS                     99,391         46,311         80,303         95,195

OTHER INCOME (EXPENSE)
                Finance charge income         960          6,669          1,788          8,344
                Other income (expense)    (17,108)          (400)       (17,612)        (2,036)
                Interest expense           (5,870)        (9,908)       (12,701)       (17,763)
                                      -----------    -----------    -----------    -----------
TOTAL OTHER INCOME (EXPENSE)              (22,018)        (3,639)       (28,525)       (11,455)
                                      -----------    -----------    -----------    -----------


INCOME BEFORE INCOME TAXES                 77,373         42,672         51,778         83,740
                                      -----------    -----------    -----------    -----------


PROVISION FOR INCOME TAXES                 14,538         11,323         10,743         19,098
                                      -----------    -----------    -----------    -----------

NET INCOME                            $    62,835    $    31,349    $    41,035    $    64,642
                                      ===========    ===========    ===========    ===========

BASIC NET INCOME PER COMMON SHARE     $      0.08    $      0.04    $      0.05    $      0.08
                                      ===========    ===========    ===========    ===========


DILUTED NET INCOME PER COMMON SHARE   $      0.07    $      0.03    $      0.05    $      0.07
                                      ===========    ===========    ===========    ===========


AVERAGE BASIC SHARES OUTSTANDING          813,565        809,233        813,565        809,450
AVERAGE DILUTED SHARES OUTSTANDING        852,009        911,687        855,123        902,703



See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------


                                                                    2001         2000
                                                                  ---------    ---------
CASH FLOWS FROM  OPERATING ACTIVITIES:

   Net income                                                     $  41,035    $  64,642

   Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                    67,763       64,938

     Amortization                                                       250          249

     Compensation expense on warrants issued                          7,379        7,380

     Loss on disposal of assets                                      15,230

Changes in assets and liabilities:

       Accounts receivables                                         (29,676)     (77,106)

       Other receivables                                              3,979           --

       Inventories                                                   60,957     (110,043)

       Prepaid expenses                                             (40,738)     (36,741)

       Deposits                                                       2,264       (6,250)

       Income tax receivable                                         10,743           --

       Accounts payable                                             (74,035)     163,325

       Accrued expenses                                              18,072      (25,895)

       Income taxes payable                                              --        5,998
                                                                  ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            83,223       50,497
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                               (61,070)     (47,989)
                                                                  ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                               (61,070)     (47,989)
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on line of credit                             (20,000)     (12,225)

   Principal payments on long-term debt                             (21,374)      (6,054)

   Retirements of common stock                                           --       (2,209)

   Proceeds from issuance of common stock                                --          400
                                                                  ---------    ---------
NET CASH USED IN FINANCING ACTIVITIES                               (41,374)     (20,088)
                                                                  ---------    ---------


NET DECREASE IN CASH                                                (19,221)     (17,580)


CASH at beginning of year                                            21,277       29,028
                                                                  ---------    ---------

CASH at end of year                                                   2,056    $  11,448
                                                                  =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during period for:

     Interest                                                        12,701    $  17,763

     Income taxes                                                        --    $  13,100
                                                                  =========    =========

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                         STATEMENT OF STOCKHOLDER EQUITY
                             AS OF NOVEMBER 30, 2001
--------------------------------------------------------------------------------

                                            COMMON STOCK
                                      -----------------------
                                        NUMBER                     ADDITIONAL
                                          OF                         PAID-IN   ACCUMULATED
                                        SHARES       AMOUNT          CAPITAL      DEFICIT         TOTAL
                                      ---------    -----------    -----------   -----------    -----------
BALANCE ON MAY 31, 2000               1,905,844    $    19,058    $ 1,593,369   $  (353,581)   $ 1,258,846

   Net Income                                                                        72,391         72,391
   Common Stock Issued                    8,212             82          1,719                        1,801
   Common Stock Retired                  (6,000)           (60)        (2,149)                      (2,209)
   Compensation Expense on
      Warrants Issued                                                  14,761                       14,761
   2.35 for 1 Reverse Stock Split    (1,094,491)       (10,944)        10,944                           --
                                      ---------    -----------    -----------   -----------    -----------

BALANCE ON MAY 31, 2001                 813,565          8,136      1,618,644      (281,190)     1,345,590

   Compensation Expense on
      Warrants Issued                                                   7,379                        7,379
   Net Income                                                                        41,035         41,035
                                      ---------    -----------    -----------   -----------    -----------

BALANCE ON NOVEMBER 30, 2001            813,565    $     8,136    $ 1,626,023   $  (240,155)   $ 1,394,004
                                      =========    ===========    ===========   ===========    ===========


See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. INTERIM FINANCIAL STATEMENTS

The information furnished in this report is unaudited but reflects all adjustments (which include only normal recurring adjustments), which are necessary, in the opinion of management, for the fair presentation of the results of the interim period. Actual results for the three and six months ended November 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on form 10-KSB.

2. REVENUE RECOGNITION

The company's revenues consist of product sales and billings for freight and handling charges. The company recognizes revenue from the sale of products and the associated freight and handling charges when the product is shipped and the risk of ownership is transferred to the customer.

3. NET EARNINGS PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of earnings per share for the three and six months ended November 30, 2001 and 2000 is as follows:

                                        THREE MONTHS ENDED                   THREE MONTHS ENDED
                                         NOVEMBER 30, 2001                    NOVEMBER 30, 2000
                                        BASIC       DILUTED                  BASIC       DILUTED
                                      ----------- ------------             ----------- ------------
Net earnings                          $   62,835    $  62,835              $   31,349    $  31,349
                                      ----------    ---------              ----------    ---------

Average shares outstanding               813,565      813,565                 809,233      809,233

Effect of dilutive securities:
              Options and Warrants             0       38,444                       0      102,454
                                      ----------    ---------              ----------    ---------

Equivalent shares                        813,565      852,009                 809,233      911,687
                                      ----------    ---------              ----------    ---------

Earnings per share                    $     0.08    $    0.07              $     0.04    $    0.03
                                      ==========    =========              ==========    =========



                                         SIX MONTHS ENDED                     SIX MONTHS ENDED
                                         NOVEMBER 30, 2001                    NOVEMBER 30, 2000
                                        BASIC       DILUTED                  BASIC       DILUTED
                                      ----------- ------------             ----------- ------------
Net earnings                           $   41,035    $  41,035               $   64,642    $  64,642
                                       ----------    ---------               ----------    ---------

Average shares outstanding                813,565      813,565                  809,450      809,450

  Effect of dilutive securities:
              Options and Warrants              0       41,558                        0       93,253
                                       ----------    ---------               ----------    ---------

Equivalent shares                         813,565      855,123                  809,450      902,703
                                       ----------    ---------               ----------    ---------

Earnings per share                     $     0.05    $    0.05               $     0.08    $    0.07
                                       ==========    =========               ==========    =========



4. RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed in the period in which the expenses are incurred. Research and development costs for the three and six month periods ended November 30, 2001 were $2,382 and $5,338 as compared to $1,135 and $2,014 for the three and six month periods ended November 30, 2000.

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



                                      SALES BY PRODUCT GROUP
                     THREE MONTHS ENDED                    THREE MONTHS ENDED
                      NOVEMBER 30, 2001                     NOVEMBER 30, 2000
              TOTAL        DOMESTIC     FOREIGN       TOTAL        DOMESTIC     FOREIGN
         --------------------------------------------------------------------------------
PROFORM     $  835,066   $  559,506   $  275,560 |  $  698,843   $  454,248   $  244,595
                                                 |
                                                 |
HYGIENIST      351,450      246,062      105,388 |     300,935      210,654       90,281
                                                 |
                                                 |
PACKAGING      324,534      243,300       81,234 |     381,006      285,754       95,252
                                                 |
                                                 |
PROCURE         15,959       11,739        4,220 |      19,527       13,669        5,858
                                                 |
                                                 |
PROFLEX         25,639       21,747        3,892 |      30,212       27,191        3,021
         --------------------------------------------------------------------------------
                                                 |
                                                 |
TOTALS      $1,552,648   $1,082,354   $  470,294 |  $1,430,523   $  991,516   $  439,007
         ================================================================================



                                      SALES BY PRODUCT GROUP
                      SIX MONTHS ENDED                       SIX MONTHS ENDED
                      NOVEMBER 30, 2001                      NOVEMBER 30, 2000
             TOTAL         DOMESTIC      FOREIGN       TOTAL       DOMESTIC     FOREIGN
        --------------------------------------------------------------------------------

PROFORM     $1,663,346   $1,082,256   $  581,090 |  $1,357,890   $  882,628   $  475,262
                                                 |
                                                 |
HYGIENIST      633,672      441,567      192,105 |     565,640      395,948      169,692
                                                 |
                                                 |
PACKAGING      656,431      494,381      162,050 |     838,674      629,005      209,669
                                                 |
                                                 |
PROCURE         34,468       24,346       10,122 |      40,012       28,008       12,004
                                                 |
                                                 |
PROFLEX         59,113       52,301        6,812 |      64,564       58,108        6,456
        --------------------------------------------------------------------------------
                                                 |
TOTALS      $3,047,030   $2,094,851   $  952,179 |  $2,866,780   $1,993,697   $  873,083
        ================================================================================



6. STOCK OPTIONS AND WARRANTS

The Company has a stock option plan, which allows issuance of stock options to officers and key employees. The exercise price for each option is to be no less than 100% of the fair market value of the common stock on the day the option is granted. Options under this plan have a term of five years. A total of 234,043 shares of common stock have been reserved for this plan. As of November 30, 2001 a total of 211,238 shares remained available to be issued under this plan.

No options or warrants were granted during the six months ended November 30, 2001.

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

In March 2000, warrants were granted to consultants of the Company which total 63,833 shares worth of common stock as consideration for assisting the Company in identifying and evaluating strategic business opportunities and helping to negotiate and structure any potential transactions over the following two years. The warrants issued to the consultants allow the holder to purchase the Company's common stock at $0.47 per share. Compensation expense for stock warrants issued to non-employee consultants is being expensed equally over the two-year life of the consulting agreement based on a calculation of the fair value of the warrants issued using the Black-Scholes option pricing model. The Company recognized $7,379 of compensation expense for the six-month periods ended November 30, 2001 and 2000. The compensation expense recorded in the quarters ended November 30, 2001 and 2000 is included in General and Administrative expense on the Company's statement of operations.

The fair value of the options and warrants granted in fiscal years 2001 and 2000 was estimated using the Black-Scholes option pricing model, using the following assumptions:

                                          2001                 2000
                                      --------------       --------------

   Risk-Free Interest Rate                     5.98%                6.32%
   Expected Life                             1 Year              5 Years
   Expected Volatility                        91.76%                80.6%
   Dividend Yield                               0.0%                 0.0%

The following summarizes transactions for stock options and warrants for the year ended May 31, 2001 and the six months ended November 30, 2001:


                                           STOCK OPTIONS                      WARRANTS
                                    ----------------------------    -----------------------------
                                        NUMBER       AVERAGE            NUMBER        AVERAGE
                                          OF        EXERCISE              OF         EXERCISE
                                        SHARES        PRICE             SHARES         PRICE
                                    ----------------------------    -----------------------------

OUTSTANDING AT MAY 31, 2000                 85,861         1.01            111,705          0.47

            Issued
                                             1,397         0.59                  -             -
            Cancelled
                                            (8,426)        1.03                  -             -
            Exercised
                                            (3,494)        0.52                  -             -
            Expired
                                            (1,469)        0.54                  -             -
                                    ----------------------------    -----------------------------

OUTSTANDING AT MAY 31, 2001                 73,869      $  1.02            111,705       $  0.47
                                    ----------------------------    -----------------------------

            Cancelled                      (51,064)        1.03            (47,872)         0.47
                                    ----------------------------    -----------------------------

OUTSTANDING AT NOVEMBER 30, 2001            22,805      $  1.01             63,833       $  0.47
                                    ============================    =============================


The following table summarizes the status of Options and Warrants outstanding at November 30, 2001:

                                                 WEIGHTED         WEIGHTED
                                                REMAINING         AVERAGE
RANGE OF EXERCISE PRICES       SHARES              LIFE        EXERCISE PRICE
-------------------------------------------------------------------------------
OPTIONS
 $        0.59                   1,397          0.02 years        $    0.59
 $        1.03                  21,408          2.75 years        $    1.03

WARRANTS
 $        0.47                  63,833          3.25 years        $    0.47







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

As a result of the consensus, the Company reclassified from cost of sales to gross sales $61,500 and $127,162 for the three and six months ended November 30, 2000. The impact of this reclassification increased previously reported gross sales and also increased cost of sales expenses. Reported gross profit and earnings did not change.

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

RESULTS OF OPERATIONS
Results of Operations For the Three Months Ended November 30, 2001 and 2000.
----------------------------------------------------------------------------

For the quarter ended November 30, 2001, the Company recorded revenues of $1,553,000, an increase of approximately 9% compared to $1,431,000 for the same period in 2000. This change is attributable to increased sales of 19% in the largest product group Proform and increases of 17% in the Hygienist line also contributed to the increase in revenues. The Packaging line experienced a significant drop in sales of 15% when compared to the same period in the prior year. This reduction was mainly due to the loss of one customer that purchased large volumes of this product at minimal gross margins. The Procure and Proflex lines had revenues drop off by 18% and 15% respectively when compared to the same period in the prior year. Gross profits increased by 23% to $432,000 for the quarter ended November 30, 2001 from $352,000 in 2000. Gross profit as a percent of sales rose to 27.8% in the quarter ended November 30, 2001 compared to 24.6% in 2000. The majority of the increase in gross profit was the result of increased sales in the Proform product group, which typically experiences higher gross margins.

Marketing expenses for the quarter ending November 30, 2001 increased to $182,000 from $153,000 in 2000, an increase of 19%. Increases in advertising expenses, sales samples, and wages were the primary factors for the increase in marketing expenses. General and administrative expenses remained relatively constant at $151,000 for the quarter ended November 30, 2001 from $152,000 in 2000.

Interest expense decreased to $5,900 for the quarter ended November 30, 2001 from $9,900 in 2000. The decrease in interest is a combination of reduction of principal on term notes coupled with decreases in variable interest rates. Miscellaneous expenses for the quarter ended November 30, 2001 increased by approximately $15,000 as management wrote off computer equipment and programs that were obsolete and needed upgrading. Income taxes increased to $15,000 for the quarter ended November 30, 2001 from $11,000 in 2000. The increase was due to an increase in net profits. The Company experienced a Net Profit for the quarter ended November 30, 2001 of $63,000 as compared to a Net Profit of $31,000 in 2000.


Results of Operations For the Six Months Ended November 30, 2001 and 2000.
--------------------------------------------------------------------------

For the six months ended November 30, 2001, the Company recorded revenues of $3,047,000, an increase of approximately 6% compared to $2,867,000 for the same period in 2000. This change is attributable to increased sales of 22% in the largest product group Proform and increases of 12% in the Hygienist line also contributed to the increase in revenues. The Packaging line experienced a significant drop in sales of 22% when compared to the same period in the prior year. This reduction was mainly due to the loss of one customer that purchased large volumes of this product at minimal gross margins. The Procure and Proflex lines had revenues drop off by 14% and 8% respectively when compared to the same period in the prior year. Gross profits increased by 8% to $770,000 for the six months ended November 30, 2001 from $715,000 in 2000. Gross profit as a percent of sales rose to 25.3% in the six months ended November 30, 2001 compared to 24.9% in 2000. The majority of the increase in gross profit was the result of increased sales in the Proform product group, which typically experiences higher gross margins.

Marketing expenses for the six months ending November 30, 2001 increased to $351,000 from $325,000 in 2000, an increase of 8%. Increased wages and employee benefits resulting from the expansion of the marketing and sales department were the primary reasons for the increase in marketing expenses. General and administrative expenses increased by 15% to $339,000 for the six months ended November 30, 2001 from $295,000 in 2000. Legal and accounting expenses relating to the preparation and filing of the proxy for the proposed merger and asset sale were the primary reasons for the increase in general and administrative expenses.

Interest expense decreased to $12,700 for the six months ended November 30, 2001 from $17,800 in 2000. The decrease in interest is a combination of reduction of principal on term notes coupled with decreases in variable interest rates. Miscellaneous expenses for the six months ended November 30, 2001 increased by approximately $15,000 as management wrote off computer equipment and programs that were obsolete and needed upgrading. Income taxes decreased to $11,000 for the six months ended November 30, 2001 from $19,000 in 2000. The decrease was due to a decrease in net profits. The Company experienced a Net Profit for the six months ended November 30, 2001 of $41,000 as compared to a Net Profit of $65,000 in 2000.

On November 30, 2001 the Company's total assets were $2,128,000, compared to $2,177,000 at May 31, 2001. The decrease of approximately $49,000 was due to a variety of reasons. Approximately $15,000 of the decrease was attributable to management's decision to write off computer equipment and programs that were obsolete and needed upgrading. A decrease in inventories of approximately $61,000 was offset by an increase of $30,000 in accounts receivable. Cash on hand was reduced by approximately $20,000 as the bank line of credit was reduced by a corresponding amount. Total liabilities were decreased by $97,000 from $832,000 at May 31, 2001 to $734,000 at November 30, 2001. Reduction of bank debt in the amount of $41,000 accounted for a substantial portion of the decrease in total liabilities. Accounts payable was reduced by $74,000 from $418,000 at May 31, 2001 to $344,000 at November 30, 2001. A portion of the decrease in liabilities was offset by an increase in accrued liabilities of $18,000 from $23,000 at May 31, 2001 to $41,000 at November 30, 2001.

Liquidity and Capital Resources.
--------------------------------

During the six-month period ending November 30, 2001, the Company produced a positive cash flow from operations of $83,000. The prior year produced positive cash flows from operations of $51,000 in comparison. The increase in operating cash flows was primarily caused by a combination of better management of inventories and a reduction in accounts payable as compared to the same period in the prior year.

The Company has typically relied on cash flows from operations to finance its working capital needs. The Company has a working capital loan with Oakley National Bank of Buffalo, Minnesota in the amount of $350,000 secured by the Company's inventories and accounts receivable to fund temporary or seasonal variations in cash flows. As of November 30, 2001, the Company had used $237,000 of the credit line leaving a balance of $113,000 available. The Company has traditionally borrowed capital from time to time on term basis to finance necessary purchases of specific capital equipment. As of November 30, 2001, the balance due on all outstanding term loans used for capital equipment purchases was $60,000. Management is confident that these combined sources of capital will be sufficient to finance the current operations of the Company. The Company's future capital requirements will depend on many factors, including growth of the Company's customer base, economic conditions and other factors including the results of future operations.

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

FUTURE EXPECTATIONS

Management of the Company expects sales of its Proform and Hygienist product lines to continue to show a slight growth over the prior year. Increases in the Proform line are expected to come mainly from sales of materials rather than machines. Management believes that the domestic market for vacuum machines has become saturated and sales to foreign markets will only allow the Company to maintain current market share for this particular product. Sales of the Hygienist line are expected to remain steady if the general economy regains its overall health and strength, although sales of the Hygienist line may decrease if the economy continues to falter. The Company is currently working on new products within the Packaging line, which management expects to offer some excellent opportunities for growth that management feels will make up for lost sales in prior quarters. Sales in the Procure and Proflex lines should level off and are expected to remain relatively constant for the remaining two quarters of the 2002 fiscal year.

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

On August 10, 2001. The Company announced that it signed an Agreement and Plan of Reorganization with Apollo Diamond, Inc. ("Apollo"), Boston, MA. Under the Agreement and Plan of Reorganization, Apollo would have merged with and into Dental Resources, Inc. ("Dental"). Dental's shareholders would have been asked to approve the merger at a special shareholder meeting. Dental filed a preliminary proxy statement with the Securities and Exchange Commission ("SEC") on August 2, 2001 for this special meeting. .

In connection with the Agreement and Plan of Reorganization, Dental also signed an Asset Purchase Agreement with Dental Assets Acquisition, Inc., a Minnesota corporation ("DAA"), which is owned by certain officers and directors of the Company. Under the Asset Purchase Agreement, DAA will purchase Dental's assets and assume most of Dental's liabilities in exchange for a cash payment in the amount of $500,000 and a limited recourse note in the amount of $507,450. The consummation of the asset purchase was one of the conditions on which the merger of Apollo with and into Dental was contingent.

On December 11, 2001 the Dental announced the mutual termination of the Agreement and Plan of Reorganization with Apollo Diamond, Inc. The parties involved cited the condition of the capital market and the general economic climate as the reason for terminating the Agreement and Plan of Reorganization. The Company is considering the sale of its assets to and assumption of liabilities by DAA on terms to be mutually acceptable to both parties. Dental intends to hold a special shareholder meeting to consider the asset purchase transaction when such terms have been negotiated.


PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On December 11, 2001 the company filed a Form 8-K to report that it had terminated the Agreement and Plan of Reorganization dated August 10, 2001 with Apollo Diamond, Inc.



                                LIST OF EXHIBITS


The following exhibits are filed with this Form 10-QSB:


Assigned Number            Description
Exhibit 2.1                Agreement and Plan of Reorganization by and among
                           Apollo Diamond, Inc. and Dental Resources, Inc.***
Exhibit 2.2                Asset Purchase Agreement by and among Dental
                           Resources Inc. and Dental Assets Acquisition, Inc.,
                           Douglas B. Murphy, William H. Murphy and
                           Bryan A. Nichols***
Exhibit 3.1.1              Restated Articles of Incorporation*
Exhibit 3.1.2              Restated Bylaws*
Exhibit 11                 Statement Regarding Computation of Earnings Per
                           Share**
-------------------------------
* - Previously filed with Form 10-SB filed March 7, 2000.
** - Filed herewith.
*** - Previously filed with Form 10-KSB filed August 29, 2001.

                                   SIGNATURES

In accordance with the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         DENTAL RESOURCES, INC.

                         By:      /s/_________________________________
                                  Bryan A. Nichols
                                  Vice President and Chief Financial Officer

                         Date:  January 14, 2001