Form 10QSB
period 2002-02-28
DENTAL RESOURCES INC
filed 2002-04-15
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION FROM ___________ TO _____________

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

                                 YES (X) NO ( )

THERE WERE 813,565 SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 28, 2002.

                             DENTAL RESOURCES, INC.

                                      INDEX

--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS                                   PAGE NO.
                                                                        --------

         Balance Sheets as of February 28, 2002 and May 31, 2001        P. 1

         Statements of Operations for the three and nine months
         ended February 28, 2002 and 2001                               P. 3

         Statements of Cash Flows for the nine months ended
         February 28, 2002 and 2001                                     P. 4

         Statements of Stockholders' Equity for the period ended
         February 28, 2002                                              P. 5

         Notes to Financial Statements                                  P. 6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                           P. 10


PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                      P. 13

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS              P. 13

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                        P. 13

         ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS   P. 13

         ITEM 5. OTHER INFORMATION                                      P. 13

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                       P. 13


SIGNATURES                                                              P. 14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             DENTAL RESOURCES, INC.
                                 BALANCE SHEETS
                    AS OF FEBRUARY 28, 2002 AND MAY 31, 2001
--------------------------------------------------------------------------------

                                                      FEBRUARY 28,        MAY 31,
                                                          2002             2001
                                                      (UNAUDITED)        (AUDITED)
                                                      ------------     ------------
ASSETS:

CURRENT ASSETS:
   Cash                                               $     42,866     $     21,277
   Accounts receivable - trade, less allowance for
    doubtful accounts of $8,000                            749,281          793,808
   Accounts receivable - other                               1,600            4,879
   Income tax receivable                                    31,464           14,950
   Inventories                                             638,929          649,838
   Prepaid expenses                                         49,191           30,148
   Deposits                                                  2,707            9,300
   Deferred income taxes                                    13,201           13,201
                                                      ------------     ------------
      TOTAL CURRENT ASSETS                               1,529,239        1,537,401
                                                      ------------     ------------

PROPERTY AND EQUIPMENT:
   Property and equipment                                1,337,003        1,375,339
   Less: accumulated depreciation                         (729,017)        (737,339)
                                                      ------------     ------------
      PROPERTY AND EQUIPMENT - NET                         607,986          638,000
                                                      ------------     ------------

OTHER ASSETS:
   Patents and trademarks, less accumulated
    amortization of $3,416 and $3,041                        1,584            1,959
                                                      ------------     ------------
      TOTAL OTHER ASSETS                                     1,584            1,959
                                                      ------------     ------------

TOTAL ASSETS                                          $  2,138,809     $  2,177,360
                                                      ============     ============

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                                 BALANCE SHEETS
                    AS OF FEBRUARY 28, 2002 AND MAY 31, 2001
--------------------------------------------------------------------------------

                                                         FEBRUARY 28,        MAY 31,
                                                             2002             2001
                                                         (UNAUDITED)        (AUDITED)
                                                         ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Line of credit note payable                           $    236,989     $    256,989
   Current portion of long-term debt                           42,300           42,300
   Accounts payable                                           434,723          418,191
   Accrued expenses                                            14,078           22,897
                                                         ------------     ------------
         TOTAL CURRENT LIABILITIES                            728,090          740,377
                                                         ------------     ------------

LONG-TERM LIABILITIES:
   Long-term debt, less current portion shown above             6,223           38,851
   Deferred income taxes                                       52,542           52,542
                                                         ------------     ------------
         TOTAL LONG-TERM LIABILITIES                           58,765           91,393
                                                         ------------     ------------

COMMITMENTS:

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 20,000,000 shares
    authorized; 813,565 and 813,565 shares issued and
    outstanding, respectively                                   8,136            8,136
   Additional paid-in capital                               1,628,486        1,618,644
   Retained deficit                                          (284,668)        (281,190)
                                                         ------------     ------------
         TOTAL STOCKHOLDERS' EQUITY                         1,351,954        1,345,590
                                                         ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  2,138,809     $  2,177,360
                                                         ============     ============

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDING FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                            FEBRUARY 28,     FEBRUARY 28,     FEBRUARY 28,     FEBRUARY 28,
                                                2002             2001             2002             2001
                                            ------------     ------------     ------------     ------------
SALES                                       $  1,312,302     $  1,354,421     $  4,359,332        4,221,201

COST OF SALES                                  1,037,087        1,023,555        3,314,145        3,175,333
                                            ------------     ------------     ------------     ------------
GROSS PROFIT                                     275,215          330,866        1,045,187        1,045,868

EXPENSES
                Marketing                        175,758          158,819          526,327          484,036
                General & Administrative         150,813          128,699          489,916          423,291
                                            ------------     ------------     ------------     ------------
TOTAL EXPENSES                                   326,571          287,518        1,016,243          907,327
                                            ------------     ------------     ------------     ------------
INCOME (LOSS) FROM OPERATIONS                    (51,356)          43,348           28,944          138,541

OTHER INCOME (EXPENSE)
                Finance charge income              1,634           (4,433)           3,422            3,911
                Other income (expense)            (1,685)            (150)         (19,293)          (2,186)
                Interest expense                  (4,364)          (9,495)         (17,065)         (27,258)
                                            ------------     ------------     ------------     ------------
TOTAL OTHER INCOME (EXPENSE)                      (4,415)         (14,078)         (32,936)         (25,533)
                                            ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                (55,771)          29,270           (3,992)         113,008
                                            ------------     ------------     ------------     ------------

INCOME TAX EXPENSE (BENEFIT)                     (11,257)          11,092             (514)          30,190
                                            ------------     ------------     ------------     ------------

NET INCOME (LOSS)                           $    (44,514)    $     18,178     $     (3,478)    $     82,818
                                            ============     ============     ============     ============

BASIC NET INCOME (LOSS) PER COMMON SHARE    $      (0.05)    $       0.02     $      (0.00)    $       0.10
                                            ============     ============     ============     ============

DILUTED NET INCOME (LOSS) PER COMMON SHARE  $      (0.05)    $       0.02     $      (0.00)    $       0.09
                                            ============     ============     ============     ============

AVERAGE BASIC SHARES OUTSTANDING                 813,565          809,983          813,565          809,407
AVERAGE DILUTED SHARES OUTSTANDING               813,565          852,485          813,565          884,594

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
--------------------------------------------------------------------------------

                                                            2002              2001
                                                        ------------     ------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
   Net income (loss)                                    $     (3,478)    $     82,818
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
     Depreciation                                            101,339           99,601
     Amortization                                                375              375
     Compensation expense on warrants issued                   9,842           11,070
     Loss on disposal of assets                               16,137
CHANGES IN ASSETS AND LIABILITIES:
       Accounts receivable                                    44,527          (88,726)
       Other receivables                                       3,279               --
       Inventories                                            10,909         (132,659)
       Prepaid expenses                                      (19,043)         (23,035)
       Deposits                                                6,593           (3,084)
       Income tax receivable                                 (16,514)              --
       Accounts payable                                       16,532          159,962
       Accrued expenses                                       (8,819)         (30,819)
       Income taxes payable                                       --            8,990
                                                        ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    161,679           84,493
                                                        ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                        (87,462)         (56,246)
                                                        ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                        (87,462)         (56,246)
                                                        ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on line of credit                      (20,000)         (12,225)
   Principal payments on long-term debt                      (32,628)         (15,560)
   Retirements of common stock                                    --           (2,209)
   Proceeds from issuance of common stock                         --            1,200
                                                        ------------     ------------
NET CASH USED IN FINANCING ACTIVITIES                        (52,628)         (28,794)
                                                        ------------     ------------

NET INCREASE (DECREASE) IN CASH                               21,589             (547)

CASH at beginning of year                                     21,277           29,028
                                                        ------------     ------------

CASH at end of year                                     $     42,866     $     28,481
                                                        ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during period for:
     Interest                                           $     17,065     $     27,258
     Income taxes                                       $     16,000     $     22,819

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED FEBRUARY 28, 2002
--------------------------------------------------------------------------------

                                               COMMON STOCK
                                     -----------------------------
                                        NUMBER                          ADDITIONAL
                                          OF                             PAID-IN        ACCUMULATED
                                        SHARES           AMOUNT          CAPITAL          DEFICIT           TOTAL
                                     ------------     ------------     ------------     ------------     ------------
BALANCE ON MAY 31, 2000                 1,905,844     $     19,058     $  1,593,369     $   (353,581)    $  1,258,846

   Net Income                                                                                 72,391           72,391

   Common Stock Issued                      8,212               82            1,719                             1,801

   Common Stock Retired                    (6,000)             (60)          (2,149)                           (2,209)

   Compensation Expense on
      Warrants Issued                                                        14,761                            14,761

   1 for 2.35 Reverse Stock Split      (1,094,491)         (10,944)          10,944
                                     ------------     ------------     ------------     ------------     ------------

BALANCE ON MAY 31, 2001                   813,565            8,136        1,618,644         (281,190)       1,345,590

   Compensation Expense on
      Warrants Issued                                                         9,842                             9,842

   Net Income (loss)                                                                          (3,478)          (3,478)
                                     ------------     ------------     ------------     ------------     ------------

BALANCE ON FEBRUARY 28, 2002              813,565     $      8,136     $  1,628,486     $   (284,668)    $  1,351,954
                                     ============     ============     ============     ============     ============

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. INTERIM FINANCIAL STATEMENTS

The information furnished in this report is unaudited but reflects all adjustments (which include only normal recurring adjustments), which are necessary, in the opinion of management, for the fair presentation of the results of the interim period. Actual results for the three and nine months ended February 28, 2002 and 2001 are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on form 10-KSB.

2. REVENUE RECOGNITION

The company's revenues consist of product sales and billings for freight and handling charges. The company recognizes revenue from the sale of products and the associated freight and handling charges when the product is shipped and the risk of ownership is transferred to the customer.

3. NET EARNINGS PER COMMON SHARE

Basic net earnings (loss) per share is based on the weighted average number of common shares outstanding during each year. Diluted net earnings (loss) per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of earnings per share for the three and nine months ended February 28, 2002 and 2001 is as follows:

                                               THREE MONTHS ENDED               THREE MONTHS ENDED
                                               FEBRUARY 28, 2002                FEBRUARY 28, 2001
                                             BASIC          DILUTED           BASIC          DILUTED
                                        ------------------------------    ----------------------------
Net earnings (loss)                      $  (44,514)      $  (44,514)      $   18,178      $   18,178
                                        ------------------------------    ----------------------------

Average shares outstanding                  813,565          813,565          809,983         809,983

  Effect of dilutive securities:
              Options and Warrants*               0                0                0          42,502
                                        ------------------------------    ----------------------------

Equivalent shares                           813,565          813,565          809,983         852,485
                                        ------------------------------    ----------------------------

Earnings (loss) per share                $    (0.05)      $    (0.05)      $     0.02      $     0.02
                                        ==============================    ============================

* All potential common shares are antidillutive for the three month period ended February 28, 2002.

                                               NINE MONTHS ENDED                NINE MONTHS ENDED
                                               FEBRUARY 28, 2002                FEBRUARY 28, 2001
                                            BASIC           DILUTED           BASIC          DILUTED
                                        ------------------------------    ----------------------------
Net earnings (loss)                      $   (3,478)      $   (3,478)      $   82,818      $   82,818
                                        ------------------------------    ----------------------------

Average shares outstanding                  813,565          813,565          809,407         809,407

  Effect of dilutive securities:
              Options and Warrants*               0                0                0          75,187
                                        ------------------------------    ----------------------------

Equivalent shares                           813,565          813,565          809,407         884,594
                                        ------------------------------    ----------------------------

Earnings (loss) per share                $    (0.00)      $    (0.00)      $     0.10      $     0.09
                                        ==============================    ============================

* All potential common shares are antidillutive for the nine month period ended February 28, 2002.


4. RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed in the period in which the expenses are incurred. Research and development costs for the three and nine month periods ended February 28, 2002 were $2,004 and $9,724 as compared to $7,558 and $10,443 for the three and nine month periods ended February 28, 2001.


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

                                              SALES BY PRODUCT GROUP
                          THREE MONTHS ENDED                          THREE MONTHS ENDED
                          FEBRUARY 28, 2002                           FEBRUARY 28, 2001
                 TOTAL        DOMESTIC        FOREIGN         TOTAL        DOMESTIC        FOREIGN
             ------------------------------------------   ------------------------------------------
PROFORM       $  648,211     $  422,685     $  225,526     $  618,971     $  403,618     $  215,353

HYGIENIST        348,416        243,891        104,525        392,782        274,947        117,835

PACKAGING        266,557        198,706         67,851        297,973        222,125         75,848

PROCURE           24,596         17,217          7,379         17,607         12,325          5,282

PROFLEX           24,522         21,980          2,542         27,088         24,379          2,709
             ------------------------------------------   ------------------------------------------

TOTALS        $1,312,302     $  904,479     $  407,823     $1,354,421     $  937,394     $  417,027
             ==========================================   ==========================================

                                              SALES BY PRODUCT GROUP
                          NINE MONTHS ENDED                           NINE MONTHS ENDED
                          FEBRUARY 28, 2002                           FEBRUARY 28, 2001
                 TOTAL        DOMESTIC        FOREIGN         TOTAL        DOMESTIC        FOREIGN
             ------------------------------------------   ------------------------------------------
PROFORM       $2,311,862     $1,502,664     $  809,198     $1,956,105     $1,271,426     $  684,679

HYGIENIST      1,043,114        730,389        312,725      1,053,190        737,444        315,746

PACKAGING        862,231        624,835        237,396      1,062,476        769,947        292,529

PROCURE           60,382         42,223         18,159         56,986         39,848         17,138

PROFLEX           81,743         73,569          8,174         92,444         83,200          9,244
             ------------------------------------------   ------------------------------------------
TOTALS        $4,359,332     $2,973,680     $1,385,652     $4,221,201     $2,901,865     $1,319,336
             ==========================================   ==========================================


6. STOCK OPTIONS AND WARRANTS

The Company has a stock option plan, which allows issuance of stock options to officers and key employees. The exercise price for each option is to be no less than 100% of the fair market value of the common stock on the day the option is granted. Options under this plan have a term of five years. A total of 234,043 shares of common stock have been reserved for this plan. As of February 28, 2002 a total of 212,635 shares remained available to be issued under this plan.

No options or warrants were granted during the nine months ended February 28, 2002.

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

In March 2000, warrants were granted to consultants of the Company which total 63,833 shares worth of common stock as consideration for assisting the Company in identifying and evaluating strategic business opportunities and helping to negotiate and structure any potential transactions over the following two years. The warrants issued to the consultants allow the holder to purchase the Company's common stock at $0.47 per share. Compensation expense for stock warrants issued to non-employee consultants is being expensed equally over the two-year life of the consulting agreement based on a calculation of the fair value of the warrants issued using the Black-Scholes option pricing model. The Company recognized $9,482 and $11,070 of compensation expense for the nine-month periods ended February 28, 2002 and 2001 respectively. The compensation expense recorded in the quarters ended February 28, 2002 and 2001 is included in General and Administrative expense on the Company's statement of operations.

The fair value of the options and warrants granted in fiscal years 2002 and 2001 was estimated using the Black-Scholes option pricing model, using the following assumptions:

                                                                    2001           2000
                                                                 ----------     ----------
   Risk-Free Interest Rate                                           5.98%          6.32%
   Expected Life                                                   1 YEAR        5 Years
   Expected Volatility                                              91.76%          80.6%
   Dividend Yield                                                     0.0%           0.0%

The following table summarizes transactions for stock options and warrants for the year ended May 31, 2001 and the nine months ended February 28, 2002:

                                           STOCK OPTIONS                  WARRANTS
                                    -------------------------    -------------------------
                                      NUMBER        AVERAGE        NUMBER        AVERAGE
                                        OF          EXERCISE         OF          EXERCISE
                                      SHARES         PRICE         SHARES         PRICE
                                    ----------     ----------    ----------     ----------
OUTSTANDING AT MAY 31, 2000             85,861           1.01       111,705           0.47

              Issued                     1,397           0.59            --             --

              Cancelled                 (8,426)          1.03            --             --

              Exercised                 (3,494)          0.52            --             --

              Expired                   (1,469)          0.54            --             --
                                    ----------     ----------    ----------     ----------

OUTSTANDING AT MAY 31, 2001             73,869     $     1.02       111,705     $     0.47
                                    ----------     ----------    ----------     ----------

              Cancelled                (52,461)          1.03       (47,872)          0.47
                                    ----------     ----------    ----------     ----------

OUTSTANDING AT FEBRUARY 28, 2002        21,408     $     1.01        63,833     $     0.47
                                    ==========     ==========    ==========     ==========

The following table summarizes the status of Options and Warrants outstanding at February 28, 2002:

                                                             WEIGHTED       WEIGHTED
                                                            REMAINING       AVERAGE
 RANGE OF EXERCISE PRICES                     SHARES           LIFE      EXERCISE PRICE
-----------------------------------------------------------------------------------------
 OPTIONS
 $    1.03                                    21,408        2.41 years      $   1.03

 WARRANTS
 $    0.47                                    63,833         3.0 years      $   0.47


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

As a result of the consensus, the Company reclassified from cost of sales to gross sales $67,955 and $195,117 for the three and nine months ended February 28, 2001. The impact of this reclassification increased previously reported gross sales and also increased cost of sales expenses. Reported gross profit and earnings did not change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward looking statements, which we have made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements reflect our current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. . Without limiting the foregoing, the words "believes," "anticipates, "plans," "expects," and similar expressions are intended to identify forward-looking statements. In addition, forward looking statements include, but are not limited to, statements regarding future financing needs, future revenues, future profitability and factors affecting future liquidity. A number of important factors could cause the Company's actual results to differ materially from those indicated in the forward-looking statements in this discussion, which include, without limitation, unexpected laboratory results in clinical studies, inability to secure targeted product endorsers, and timing differences between the scheduled and actual launch date of new products. We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

INTRODUCTION

Dental Resources, Inc. (the "Company" or "Dental Resources") was incorporated as a "C" corporation in Minnesota in 1976. It has not been the subject of any bankruptcy, receivership or similar proceedings; it has not experienced any material reclassification, merger or consolidation; nor has it purchased or sold a significant amount of assets that was not in the ordinary course of its business. The Company is principally engaged in the manufacturing and distribution of a number of specialized dental products and packaging materials for use by the dental and medical industries. The Company's fiscal year ends May 31.

RESULTS OF OPERATIONS

Results of Operations For the Three Months Ended February 28, 2002 and 2001.

For the quarter ended February 28, 2002, the Company recorded revenues of $1,312,000, a decrease of approximately 3% compared to $1,354,000 for the same period in 2001. This change is attributable to decreases in sales of 11% in the Hygienist and Packaging groups of products. The Proform line experienced an increase of 5% and Procure 40%, respectively, but those increases were not enough to offset losses in the other groups. Gross profit as a percent of sales fell to 21% in the quarter ended February 28, 2002 compared to 24% in 2001. The majority of the decrease in gross profit was the result of a combination of the reduction in sales revenues and the write off of obsolete or slow moving inventories that were identified during the quarter.

Marketing expenses for the quarter ending February 28, 2002 increased to $176,000 from $159,000 in 2001, an increase of 11%. Increases in advertising expenses, sales samples, and wages were the primary factors for the increase in marketing expenses. General and administrative expenses for the quarter ended February 28, 2002 increased to $151,000 from $129,000, an increase of 17%. Approximately $17,000 of the increase in General and Administrative expenses was attributable to the cost of upgrading the company's ISO-9000 certification to the ISO-2000 standard.

Interest expense decreased to $4,400 for the quarter ended February 28, 2002 from $9,500 in 2001. The decrease in interest is a combination of reduction of principal on term notes coupled with decreases in variable interest rates. Income taxes decreased to a benefit of $11,000 for the quarter ended February 28, 2002 from an expense of $11,000 in 2001. The decrease was due to a decrease in net profits. The Company experienced a Net Loss for the quarter ended February 28, 2002 of $45,000 as compared to a Net Profit of $18,000 in 2001. The decrease in net profits for the quarter was a combination of several factors. Reduced sales revenues coupled with write offs of slow-moving inventories caused gross profits to be down relative to the same period in the prior fiscal year. Extraordinary expenses related to the proposed merger and asset purchase agreement coupled with expenses relating to the ISO-9000/2000 certification were the other factors contributing to the decrease in net profits for the period.

Results of Operations For the Nine Months Ended February 28, 2002 and 2001.

For the nine months ended February 28, 2002, the Company recorded revenues of $4,359,000, an increase of approximately 3% compared to $4,221,000 for the same period in 2001. This change is attributable to increased sales of 18% in the largest product group, Proform. Increases of 6% in the Procure line also contributed to the increase in revenues. The Packaging line experienced a significant drop in sales of 19% when compared to the same period in the prior year. This reduction was mainly due to the loss of one customer that purchased large volumes of this product at minimal gross margins. The Proflex line had revenues drop off by 12% when compared to the same period in the prior year. Gross profits remained relatively constant at $1,045,000 for the nine months ended February 28, 2002 compared to $1,046,000 in 2001. Gross profit as a percent of sales fell to 24% in the nine months ended February 28, 2002 compared to 25% in 2001. The majority of the decrease in gross profit was the result of a combination of the product mix and management's decision to write off obsolete or slow moving inventories that were identified during the third quarter.

Marketing expenses for the nine months ending February 28, 2002 increased to $526,000 from $484,000 in 2001, an increase of 9%. Increased wages and employee benefits resulting from the expansion of the marketing and sales department were the primary reasons for the increase in marketing expenses. Increases in sales samples used in marketing promotions was the other primary reason for the increase over the prior year. General and administrative expenses increased by 16% to $490,000 for the nine months ended February 28, 2002 from $423,000 in 2001. Legal and accounting expenses relating to the preparation and filing of the proxy for the proposed merger and asset sale were the primary reasons for the increase in general and administrative expenses (see note in future expectation section). In addition, approximately $27,000 of the increase in General and Administrative expenses was attributable to the cost of upgrading the company's ISO-9000 certification to the ISO-2000 standard

Interest expense decreased to $17,000 for the nine months ended February 28, 2002 from $27,000 in 2001. The decrease in interest is a combination of reduction of principal on term notes coupled with decreases in variable interest rates. Miscellaneous expenses for the nine months ended February 28, 2002 increased by approximately $15,000 as management wrote off computer equipment and programs that were obsolete and needed upgrading. Income taxes decreased to a benefit of $500 for the nine months ended February 28, 2002 from an expense of $30,000 in 2001. The decrease was due to a decrease in net profits. The Company experienced a Net Loss for the nine months ended February 28, 2002 of $3,500 as compared to a Net Profit of $83,000 in 2001. The decrease in net profits for the nine month period ended February 28, 2002 was a result of the increases in both marketing and general and administrative expenses as compared to the nine month period ended February 28, 2001. The increase in wages and benefits for the expanded marketing department are expected to remain in effect in future fiscal periods. The increases in general and administrative expenses relating to ISO-9000/2000 recertification, and expenses for the merger and asset purchase agreement are considered nonrecurring expenses by management and should not effect future fiscal periods.

On February 28, 2002 the Company's total assets were $2,139,000, compared to $2,177,000 at May 31, 2001. The decrease of approximately $38,000 was due to a variety of reasons. Approximately $15,000 of the decrease was attributable to management's decision to write off computer equipment and programs that were obsolete and needed upgrading. The remainder of the decrease was from a decrease in accounts receivable caused by lower sales volumes in the preceding quarter coupled with payments for debt reduction. Total liabilities decreased by $45,000 from $832,000 at May 31, 2001 to $787,000 at February 28, 2002. Reduction of bank debt in the amount of $53,000 accounted for a substantial portion of the decrease in total liabilities. Accounts payable increased slightly by $17,000 from $418,000 at May 31, 2001 to $435,000 at February 28, 2002. Accrued
liabilities decreased by $9,000 from $23,000 at May 31, 2001 to $14,000 at February 28, 2002.

Liquidity and Capital Resources.

During the nine-month period ending February 28, 2002, the Company produced a positive cash flow from operations of $162,000. The prior year produced positive cash flows from operations of $84,000 in comparison. The increase in operating cash flows was primarily caused by the better management of inventories and accounts receivable as compared to the prior year.

The Company has typically relied on cash flows from operations to finance its working capital needs. The Company has a working capital loan with Oakley National Bank of Buffalo, Minnesota in the amount of $350,000 secured by the Company's inventories and accounts receivable to fund temporary or seasonal variations in cash flows. As of February 28, 2002, the Company had used $237,000 of the credit line leaving a balance of $113,000 available. The Company has traditionally borrowed capital from time to time on term basis to finance necessary purchases of specific capital equipment. As of February 28, 2002, the balance due on all outstanding term loans used for capital equipment purchases was $49,000. Management is confident that these combined sources of capital will be sufficient to finance the current operations of the Company. The Company's future capital requirements will depend on many factors, including growth of the Company's customer base, economic conditions and the results of future operations.

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


FUTURE EXPECTATIONS

Management of the Company expects sales of its Proform and Hygienist product lines to continue to show a slight growth over the prior year. Increases in the Proform line are expected to come mainly from sales of materials rather than machines. Management believes that the domestic market for vacuum machines has become saturated and sales to foreign markets will only allow the Company to maintain current market share for this particular product. Sales of the Hygienist line are expected to remain steady if the general economy regains its overall health and strength, although sales of the Hygienist line may decrease if the economy continues to falter. The Company is currently working on new products within the Packaging line, which management expects to offer some excellent opportunities for growth that may make up for lost sales in prior quarters. Sales in the Procure and Proflex lines should level off and are expected to remain relatively constant for the remaining quarter of the 2002 fiscal year.

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

In connection with the Agreement and Plan of Reorganization, Dental also signed an Asset Purchase Agreement with Dental Assets Acquisition, Inc., a Minnesota corporation ("DAA"), which is owned by certain officers and directors of the Company. Under the Asset Purchase Agreement, DAA would have purchased Dental's assets and assume most of Dental's liabilities in exchange for a cash payment in the amount of $500,000 and a limited recourse note in the amount of $507,450. The consummation of the asset purchase was one of the conditions on which the merger of Apollo with and into Dental was contingent.

On December 11, 2001 the Dental announced the mutual termination of the Agreement and Plan of Reorganization with Apollo Diamond, Inc. The parties involved citied the condition of the capital markets and the general economic climate as the reason for terminating the Agreement and Plan of Reorganization. The Company continues to discuss and consider a transaction similar to that represented by the Asset Purchase Agreement. Dental intends to hold a special shareholder meeting to consider any transaction in which substantial assets will be transferred as it develops in the future.

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



                                LIST OF EXHIBITS


The following exhibits are filed with this Form 10-QSB:


Assigned Number      Description
Exhibit 2.1          Agreement and Plan of Reorganization by and among Apollo
                     Diamond, Inc. and Dental Resources, Inc.***
Exhibit 2.2          Asset Purchase Agreement by and among Dental Resources Inc.
                     and Dental Assets Acquisition, Inc., Douglas B. Murphy,
                     William H. Murphy and Bryan A. Nichols***
Exhibit 3.1.1        Restated Articles of Incorporation*
Exhibit 3.1.2        Restated Bylaws*
Exhibit 11           Statement Regarding Computation of Earnings Per Share**
-------------------
* - Previously filed with Form 10-SB filed March 7, 2000.
** - Filed herewith.
*** - Previously filed with Form 10-KSB filed August 29, 2001.

                                   SIGNATURES

In accordance with the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DENTAL RESOURCES, INC.

                                 By: /s/ Bryan A. Nichols
                                     --------------------------------------
                                     Bryan A. Nichols
                                     Vice President and Chief Financial Officer

                                 Date: April 15, 2002