Form 10KSB
period 2002-05-31
DENTAL RESOURCES INC
filed 2002-08-29
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
(X)           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                  MAY 31, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( )

Issuer's revenues for the fiscal year ended May 31, 2002 were $5,904,218.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of August 26, 2002 was approximately $608,352.

The Registrant had 813,565 shares of Common Stock outstanding as of August 26, 2002.

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

                                TABLE OF CONTENTS

PART I........................................................................................................3
------
   Item 1.     Description of Business........................................................................3
   -------     -----------------------
   Item 2.     Description of Property........................................................................6
   -------     -----------------------
   Item 3.     Legal Proceedings..............................................................................6
   -------     -----------------
   Item 4.     Submission of Matters to a Vote of Security Holders............................................6
   -------     ---------------------------------------------------
PART II.......................................................................................................6
-------
   Item 5.     Market for Common Equity and Related Stockholder Matters.......................................6
   -------     --------------------------------------------------------
   Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........8
   -------     -------------------------------------------------------------------------------------
   Item 7.     Financial Statements..........................................................................10
   -------     --------------------
   Item 8.     Changes in and Disagreements with Accountants.................................................10
   -------     ---------------------------------------------
PART III.....................................................................................................10
--------
   Item 9.     Directors, Executive Officers, Promoters, Control Persons.....................................10
   -------     ---------------------------------------------------------
   Item 10.    Executive Compensation........................................................................12
   --------    ----------------------
   Item 11.    Security Ownership of Certain Beneficial Owners and Management................................13
   --------    --------------------------------------------------------------
   Item 12.    Certain Relationships and Related Transactions................................................14
   --------    ----------------------------------------------
PART IV......................................................................................................14
-------
   Item 13.    Exhibits, Financial Statements, and Reports on Form 8K........................................14
   --------    ------------------------------------------------------
SIGNATURES...................................................................................................16
----------

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

BUSINESS

Products and Services:
----------------------

  Dental Resources is principally engaged in manufacturing and marketing five associated groups of dental related products to dentists, dental clinics, hospitals and dental laboratories. Some of the products in each group are assembled from purchased components. Some are manufactured for Dental Resources to its specifications by third parties using tooling or formulas supplied by Dental Resources. Other products are simply purchased by it for resale. The Company's product line consists of:

   THE PRO-FORM LAMINATE SYSTEM
   ----------------------------
   Products within the Pro-form laminate system include the vacuum forming unit manufactured by the Company, thermoplastic sheets that are used for the construction of removable dental prosthesis, and a variety of sundry items useful for facilitating fabrication of the appliances, such as cutters, adhesives, and lubricants. The Pro-form laminate system is a process that the Company acquired in February of 1981, including rights, title and interest to the Pro-form trademark and all applicable US registered patents. The US patents applicable to the Pro-form laminate system expired in 1994. Sales of products within this group currently comprise approximately 52 % of the Company's sales.

   HYGIENIST AND HOME CARE PRODUCTS
   --------------------------------
   Products within the Hygienist and Home Care Products group include certain products and chemicals used in dental offices and additional products and chemicals used in the home, which are all functionally related in that they are used by the dental professional for the prevention or alleviation of problems such as caries and gingivitis. Products in this group include fluoride gels and trays, soaps, disposable prophy angles and ancillary products. Sales of products within this group presently comprise approximately 21 % of the Company's sales.

   PACKAGING PRODUCTS
   ------------------
   Products within the packaging group include injection molded plastic boxes and packaging foams for use in the dental and medical industry. The Company customizes its various products to the needs of the end user by stamping or printing the dentist or laboratory name, logo, etc. onto the face of the packaging. Sales of the products within this group currently comprise approximately 24 % of the Company's sales.

   PROCURE LIGHT CURED COMPOSITES
   ------------------------------
   Products within the Procure product group include a high intensity ultraviolet halogen-light oven manufactured by the Company and light cured composites, which are used for the fabrication of various dental prosthesis. Sales of products within this group currently comprise only about 1 % of the Company's sales.

   PRO-FLEX DENTURE SYSTEM
   -----------------------
   Products within the Pro-flex denture system include a line of various materials used to fabricate flexible dentures. According to a survey conducted by the American Dental Association in 1988, there were approximately 24 million ill-fitting dentures in North America. As the population ages, the Company believes this number will increase. The Pro-flex denture system was conceived to address the problem of ill-fitting dentures by providing a more natural flexible fit than conventional dentures. Although this is a newly developed product, the Company believes that the Pro-flex line has excellent potential as a product that alleviates the problem of ill-fitting dentures. Sales of products within this product group currently comprise about 2% of the Company's sales.

Distribution Methods of Products or Services:
---------------------------------------------

The Company's products are marketed through independent sales organizations and established dealers throughout the world. The Company recognizes sales revenues at the time the product is invoiced and passes hands to the dealer. There are no special warranties or privileges given to any sales organizations or dealers that would cause any significant exposure to the Company for future returns of any unsold products.

Status of Any Publicly Announced New Products or Services:
----------------------------------------------------------

The Company introduced its Pro-flex product line of flexible dentures in 1999. The sales performance of the Pro-flex product line is not meeting the Company's original expectations. The Company conservatively forecasted that the Pro-flex line could capture a modest share of the ill-fitting denture market of approximately 10%. As measured by sales to dental laboratories that the Company estimates provide dentures, the Pro-flex line has sold to approximately 25% of those laboratories but total sales volumes have not yet reached the 10% market goals to the end users of the products. As reported in previous reports by the Company, sales of the Pro-flex line decreased in fiscal year 2001 because the Company had temporarily suspended promotion of the line due to problems with staining and cracking of the Pro-flex products produced by the Company. The Company resumed marketing efforts during the fourth quarter of the 2000/2001 fiscal year once the staining and cracking problems had been resolved. Sales of the product during the 2001/2002 fiscal year did not increase as had been anticipated as a result of the additional promotions. Management still expects that as the new version of the product becomes accepted by the market, sales will resume to the levels experienced when the product was first released. There have not been any other new products or services announced publicly in the past three years.

Competitive Business Conditions and The Company's Competitive Position in the
-----------------------------------------------------------------------------
Industry and Methods of Competition:
------------------------------------

Competition with all of the Company's products occurs primarily on the basis of price and product quality. There are numerous competitors providing the same or similar products as the Company, none of whom dominate the market. However, many of these competitors have significantly greater sales and capital resources than the Company does. Management believes that its technical competence, pricing structure, and the packaging of its products into interrelated systems allow the Company to compete effectively in the market. Recent re-certification to ISO-9002, EN-46002, and ISO-13485 international quality assurance standards has allowed the Company to remain competitive in a global environment.

Market Segment information:
---------------------------

The Company has one reportable segment which is the manufacturing and marketing of five associated groups of dental related products. The Company's five product groups are: Pro-form thermo-forming equipment and supplies, Hygienist chemicals and consumables, Packaging products, Procure light-cured ovens and composites, and Pro-flex denture materials. These products are sold worldwide with no one foreign country representing a majority of the total foreign sales. The Company does not currently own any assets outside the United States.

Gross revenues by product group are as follows:
-----------------------------------------------

                                              SALES BY PRODUCT GROUP

                             TWELVE MONTHS ENDED                      TWELVE MONTHS ENDED
                                MAY 31, 2002                              MAY 31, 2001
                     TOTAL        DOMESTIC      FOREIGN        TOTAL        DOMESTIC      FOREIGN
                   ----------    ----------    ----------    ----------    ----------    ----------
PRO-FORM           $3,042,636    $2,008,140    $1,034,496    $2,649,530    $1,762,914    $  886,616
HYGIENIST           1,253,597       877,518    $  376,079     1,418,276     1,177,658       240,618
PACKAGING           1,412,963     1,087,982    $  324,981     1,351,087       941,192       409,895
PROCURE                88,414        62,774    $   25,640        77,056        55,431        21,625
PROFLEX               106,608        93,815    $   12,793       123,964        98,421        25,543
                   ----------    ----------    ----------    ----------    ----------    ----------
TOTALS             $5,904,218    $4,130,229    $1,773,989    $5,619,913    $4,035,616    $1,584,297
                   ==========    ==========    ==========    ==========    ==========    ==========

Sources and Availability of Raw Materials and Names of Principal Suppliers:
---------------------------------------------------------------------------

Raw materials are purchased from numerous sources. The Company does not rely on any one source for any of its major products.

Dependence on One or Few Major Customers:
-----------------------------------------

The Company derived 18% and 20% of its sales from one customer for the years ended May 31, 2002 and 2001.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or
-------------------------------------------------------------------
Labor Contracts:
----------------

Dental Resources has royalty contracts covering various products based on unit sales to the following companies or individuals; ASD Corp., A&M Dental Lab, Mr. Charles Coykendahl, Mr. Jerry Webb, Scott All Sports, Mr. Charlie Bull, and Mr. Tom Mayclin. Some of the agreements have fixed termination dates and some of the agreements are indefinite. Total royalties paid during the fiscal year ended May 31, 2002 aggregated $7,592 compared to $6,716 for the fiscal year ended May 31, 2001.

Need for any Government Approval of Principal Products or Services:
-------------------------------------------------------------------

Pro-flex products marketed by Dental Resources are registered with the Federal Food & Drug Administration. Iodophor sanitizers marketed by the Company have been registered with the Environmental Protection Agency.

Effect of Existing or Probable Governmental Regulations on the Business:
------------------------------------------------------------------------

The Company is not aware of any existing or probable government regulations that have or will have any material effects on the Company's business.

Research and Development:
-------------------------

Research and development costs are expensed as incurred. Research and development expense was $14,843 and $17,282 for the years ended May 31, 2002 and 2001. The majority of the decrease in research and development expense was due to the extra expenses spent during the prior fiscal year attempting to resolve the staining and cracking problems with the Pro-flex products described above.

Environmental Compliance:
-------------------------

There have been no significant costs borne by the Company in an effort to comply with environmental laws.

Employees:
----------

Dental Resources employs 36 full-time and 4 part-time employees, including management. The Company also engages the in house services of an additional 15 workers that are subcontracted through Functional Industries, a business that employs individuals with physical or mental handicaps.


REPORTS TO SECURITY HOLDERS

Prior to the filing of Form 10-SB in 2000, the Company had not filed any other reports with the Securities and Exchange Commission. The Company had only been required to file annual reports with the State of Minnesota's Securities and Real Estate Division pursuant to Minn. Stat. Section 80A.12, Subdivision 10. However, the Company historically sends an annual report along with audited financial statements to security holders annually. Beginning with the fiscal quarter ending February 29, 2000 and for each fiscal quarter thereafter, the Company filed its quarterly report on Form 10-QSB. The Company also filed its annual report on Form 10-KSB for the years ended May 31, 2001, 2000 and 1999 These reports and any other information that the Company has filed with the Securities Exchange Commission may be read or copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20529. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The Commission maintains an

Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).

The Company also maintains an Internet website at www.dentalresourcesinc.com.

ITEM 2.           DESCRIPTION OF PROPERTY

Location and Condition of the Principal Plants of Operation:
------------------------------------------------------------

The Company does not own any real property. In the fall of 2001 the Company completed a move to consolidate manufacturing and distribution operations into one single facility in Maple Lake, Minnesota. The Company continues to lease 2,100 square feet of office space at 530 River Street S. in Delano Minnesota from an unrelated third party. This facility holds all its sales, marketing and administrative operations. The lease term extends through December 2004 at an average annual lease rate per square foot of $6.50. The Company also leases 21,000 square foot facility at 410 Congress Street in Maple Lake, Minnesota from a partnership consisting of some of its officers and directors. This facility houses all its manufacturing and warehousing operations. The lease term for this facility extends through August 2006 at an average annual lease rate per square foot of $5.50. Both facilities are relatively new (the Delano facility is 12 years old, and the Maple Lake facility is 3 years old) and are in excellent condition. Management believes that the lease rate per square foot and other terms and conditions are not materially different than prevailing market rates and conditions. The lease for the Maple Lake facility provides for an option to renew beyond the expiration of the current lease term for an additional period of five years. Lease rates will increase 10% if renewed for the additional five-year term. The lease for the Delano facility does not provide terms for extension.

ITEM 3.           LEGAL PROCEEDINGS

The Company is not a party to any existing or pending legal proceedings nor has its property been the subject of any such proceeding.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter ended May 31, 2002.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:
-------------------

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

The following table sets forth the highest and lowest bid prices for the common stock for each FISCAL QUARTER and subsequent interim period since the common stock commenced actual trading, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions:

Fiscal 2002                                    High Bid         Low Bid
-----------                                  ------------     -----------

First Quarter                                $3.25            $0.26

Second Quarter                               $2.30            $0.25

Third Quarter                                $0.25            $0.10

Fourth Quarter                               $0.51            $0.10

Fiscal 2001

First Quarter                                $2.40            $0.70

Second Quarter                               $2.35            $0.20

Third Quarter                                $0.88            $0.59

Fourth Quarter                               $0.88            $0.59

There can be no assurance that an active public market for the common stock will continue or be sustained. In addition, the shares of common stock are subject to various governmental or regulatory body rules, which affect the liquidity of the shares.

Holders:
--------

There were approximately 400 holders of record of the Company's common stock as of May 31, 2002.

Dividends:
----------

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

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

                                               Equity Compensation Plan Information
--------------------------------------------------------------------------------------------------------------------
             Plan category                 Number of securities        Weighted average        Number of securities
                                             to be issued upon        exercise price of      remaining available for
                                                exercise of          outstanding options,        future issuance
                                           outstanding options,      warrants and rights
                                            warrants and rights
--------------------------------------------------------------------------------------------------------------------
                                                    (a)                      (b)                       (c)
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by             19,279                    $1.03                    214,764
security holders  1998 Stock Option Plan
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved            63,831                     $.47                  undetermined
by security holders Discretionary Warrants
--------------------------------------------------------------------------------------------------------------------
Total                                             83,110                     $.60                    214,764
--------------------------------------------------------------------------------------------------------------------

The Company has in the past and may in the future grant warrants to consultants and non-employee directors at prices and on terms determined by the board of directors in its discretion. The grant of warrants is not done pursuant to any written plan considered by the shareholders, rather each warrant is a separate written agreement. Currently all outstanding warrants were granted in 2000 and expire in 2005, each having an exercise price of $.47 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MAY 31, 2002 AND 2001.

For the year ended May 31, 2002, the Company recorded revenues from operations of $5,904,000, an increase of approximately 5% compared to $5,620,000 for the same period in 2001. This increase is attributable to increases in sales in the Proform and Procure lines of products. While decreases were experienced in the Hygienist and Pro-flex lines, the increases in the other lines more than made up for the decreases. Increases in the Packaging line were attributable to sales of new products introduced to the line which made up for the loss of one customer that has typically purchased high volumes at low gross margins and therefore was not expected to have a material influence on the gross profits generated in the future. Decreases in revenues from the Pro-flex line continue to lag behind expectations after the Company temporarily suspended promotions during the first three quarters of fiscal year 2001. Gross profits increased to $1,515,000 for the year ended May 31, 2002 from $1,448,000 in 2001. The increase in gross profits was due to increased sales. Gross profit as a percent of sales fell from 25.8% in the year ending May 31, 2001 to 25.7% in 2002. The decrease was due to a shift in overall product mix with the majority of the decrease seen as a result of the loss in revenues from the Hygienist and Pro-flex lines which typically experience higher gross margins.

Marketing expenses for the year ending May 31, 2002 increased to $740,000 from $702,000 in 2001 as the Company began to accelerate promotions of its Hygienist and Proflex lines. General and administrative expenses increased to $769,000 for the year ended May 31, 2002 from $620,000 in 2001, an increase of 24%. Increases in legal and accounting expenses relating to public securities filings and pursuit of the Apollo Diamond, Inc. merger, consulting services relating to updating the Company's ISO-9000 quality system, and expenses relating to moving operations from Delano to the Maple Lake facility accounted for the increase in general and administrative expenses. Interest expense decreased to $22,000 for the year ended May 31, 2002 from $35,000 in 2001. The decrease in interest is a result of decreased interest rates and a lower total debt being serviced for the twelve month period ended May 31, 2002. Income taxes decreased to a benefit of $3,100 for the year ended May 31, 2002 from an expense of $19,400 in 2001. The decrease in taxes was due to a decrease in net profits from operations as compared to the prior year. Net Income for the year ended May 31, 2002 fell to a loss of $10,800 from a net profit of $72,000 in 2001. The decrease in net income was attributable to increases in both marketing and general and administrative expenses.

On May 31, 2002 the Company's total assets were $2,248,000, compared to $2,177,000 at May 31, 2001. The increase in assets was due primarily to increases in inventories and cash on hand. Total liabilities increased to $903,000 at May 31, 2002, compared to $832,000 at May 31, 2001. The increase in liablilities was mainly attributable to increases in accounts payable and accrued expenses. As of May 31, 2002, stockholders' equity decreased slightly to $1,345,000 from $1,346,000 as of May 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES.

During the twelve-month period ending May 31, 2002, operations of the Company produced a positive cash flow of $245,000. The prior year produced positive cash flows from operations of $148,000 in comparison. The increase in operating cash flows resulted in spite of a lower net income primarily because of decreases in accounts receivables coupled with increases in accrued expenses as compared to the prior fiscal year.

The Company has typically relied on cash flows from operations to finance its working capital needs. The Company has a working capital loan with Oakley National Bank of Buffalo, Minnesota in the amount of $350,000 secured by the Company's inventories and accounts receivable to fund temporary or seasonal variations in cash flows. As of May 31, 2002, the Company had used $238,000 of the credit line leaving a balance of $112,000 available. The Company has traditionally borrowed capital from time to time on term basis to finance necessary purchases of specific capital equipment. As of May 31, 2002, the balance due on all outstanding term loans used for capital equipment purchases was $37,000. Management is confident that these combined sources of capital will be sufficient to finance the current operations of the Company. The Company's future capital requirements will depend on many factors, including growth of the Company's customer base, economic conditions and other factors including the results of future operations.

The Company intends to continue developing its existing product lines and expanding its manufacturing capacity. It is estimated that the Company may need to borrow up to $150,000 during the next twelve months to finance the acquisition of capital equipment necessary to support such expansion. In particular, the Company intends to continue the development of its extrusion and thermo-forming lines. By expanding operations, the Company expects that the number of full time employees it employs would increase approximately ten percent over the next two years. The Company has not made any commitments for any capital expenditures at this time. At the close of the fiscal year ended May 31, 2002 there were no plans to sell any significant capital equipment.

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

After several subsequent discussions, both parties mutually agreed to terminate the merger agreement dated August 10, 2001. On December 11, 2001 the Company filed a Form 8-K to report that it had terminated the Agreement and Plan of Reorganization dated August 10, 2001 with Apollo Diamond, Inc.

Upon termination of the agreement with Apollo Diamond, Inc. the board of directors of the Company determined that it was still in the best interest of the shareholders to continue to pursue various possibilities of restructuring the Company's capital resources to include arrangements similar to the structure of the Apollo Diamond agreement. The assets of Maven Securities, Inc. with whom a consulting agreement had been reached to do such activities, were purchased in the fall of 2001 by Equity Securities Investments, Inc. ('Equity'), the investment banking firm formerly retained by Apollo. Subsequently, the directors decided to sign a new consulting agreement with Equity essentially of the same nature as the original agreement with Maven Securities, Inc. The responsibility of Equity will essentially be to: assist in the sales of the Company's primary business, assist in the identification and evaluation of new strategic business opportunities, and assist in negotiating and structuring and financial transaction(s) between the Company and any strategic target. The term of the agreement is for one year. The agreement with Equity is filed along with this document as Exhibit 10.4.

In addition, two representatives of Equity, Mr. Edward Adams and Mr. Tom Krosschell, were elected to the Board of Directors.

ITEM 7.           FINANCIAL STATEMENTS

The Company's Financial Statements, and the report of Olsen Thielen & Co., LTD, independent auditors, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There have not been any changes in or disagreements with accountants during the fiscal year ended May 31, 2002.


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   Set forth below is the names, ages and positions of the directors and executive officers of the Company:

   NAME                  AGE     POSITION WITH COMPANY
   ----                  ---     ---------------------

   Douglas Murphy        53      President, Chief Executive Officer and Director

   Bryan Nichols         42      Vice President, Chief Financial Officer and
                                 Director

   William Murphy        51      Vice President of Sales

   Russell Felten        53      Director

   Tom Krosschell        45      Director

   Edward S. Adams       39      Director

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

Russell Felten was elected to the board of directors in 1994. Mr. Felten is Director of Finance and Administration for Minneapolis Enameling Co., Inc. From 1988 to 2001 Mr. Felten was self-employed as a business consultant and investment advisor. In these capacities he has served as an officer and director of several private and public companies. From 1973 to 1988 Mr. Felten was employed by Waycrosse, Inc. where he performed duties ranging from tax and estate planning work to the direct management of all types of investments. Mr. Felten holds a BS in Business Administration from Valparaiso University and received the Certified Financial Planner designation in 1988.

Tom Krosschell was elected to the board in November of 2001. Mr. Krosschell is currently Vice President of Equity Securities Investments, Inc. Mr. Krosschell has over 14 years of experience in the investment banking field and has been involved in transactions exceeding $150 million in debt and equity financing, with special areas of expertise in areas of health care and technology. Most recently, Mr. Krosschell was a principal and one of three partners of Maven Investments, Inc., a Minneapolis based boutique investment banking firm. Mr. Krosschell received a BSBA in finance from the University of Denver.

Edward S. Adams was elected to the board in November of 2001. Mr. Adams is currently President and CEO of Equity Securities Investments, Inc. Mr. Adams, President and CEO of Oak Ridge Capital Group, Inc. (NASDAQ NMS: ORCG), graduated CUM LAUDE with a JD degree from the University of Chicago Law School where he served as managing editor of the UNIVERSITY OF CHICAGO LAW REVIEW. Following his graduation, Mr. Adams clerked for Judge J. Harvie Wilkinson, III of the United States Court of Appeals for the Fourth Circuit and worked in the Chicago office of Latham and Watkins, a prominent international law firm with 20 offices and 1,400 attorneys worldwide serving the needs of Fortune 500 clients. During his tenure at Latham and Watkins and his subsequent positions as of counsel at Fredrikson & Byron, a prominent law firm in Minneapolis, MN, and as a principal at Jon Adams Financial Co., L.L.P., a regional boutique merger and acquisitions firm, Mr. Adams was involved in transactions and gained extensive experience in the public and private offerings of equity and debt; mergers and acquisitions of publicly- and closely-held corporations; loan restructurings; receivables financings; structured finance; commercial transactions; and bankruptcy liquidations and reorganizations. Additionally, he is the Howard E. Buhse Professor of Finance and Law and the Co-Director of the Kommerstad Center for Business Law and Entrepreneurship at the University of Minnesota Law School where he specializes in corporate law, corporate finance, secured transactions, commercial paper, and bankruptcy, an author of ten books and over forty articles on business-related issues, the two-time recipient of the University of Minnesota Law School's Stanley V. Kinyon Teacher of the Year Award, a 1997 M.B.A. with HIGHEST HONORS graduate of the Carlson School of Management at the University of Minnesota, a 1999 recipient of the Julius E. Davis Chair, and a 1998 Vance K. Opperman Research Scholar. Mr. Adams serves on the Board of Directors of Oak Ridge Capital Group, Inc. and VirtualFund.com, Inc. in addition to his board service with the Company.

Both board members Tom Krosschell and Edward Adams are employees of Equity Securities Investments Inc. with whom the Company has an investment banking agreement.

The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board and subject to employment agreements, if any, approved and ratified by the Board.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, Edward S. Adams and Thomas Krosscell, both directors of the Company, failed to timely file a Form 3 upon becoming directors of the Company in November 2001, and William Murphy, vice president, failed to timely file a Form 5 reporting certain purchases of Company stock in the open market in February and April 2002 thatwas permitted to be reported on Form 5 on a deferred basis.

ITEM 10.          EXECUTIVE COMPENSATION

                          Executive Compensation Table

                                                       Annaul              Long Term
                                                    Compensation          Compensation
                                               -----------------------     Securities              All
                                    Fiscal                                 Underlying             Other
Name and Principal Position          Year       Salary       Bonus          Options         Compensation (1)
------------------------------     ----------  ----------  -----------  -----------------  -------------------
Douglas Murphy                       2000      $   96,434  $   12,091         0                $    2,580
Chief Executive Officer              2001      $  102,022  $   11,019         0                $    3,407
                                     2002      $  107,200  $    8,906         0                $    4,980

William Murphy                       2000      $   96,434  $   12,230         0                $    2,580
Vice President Sales                 2001      $  103,707  $   13,400         0                $    2,580
                                     2002      $  109,298  $    8,261         0                $   11,080(2)

Bryan Nichols                        2000      $   96,434  $   12,990         0                $    2,580
Chief Financial Officer              2001      $  103,707  $   11,901         0                $    2,580
                                     2002      $  109,148  $    8,261         0                $    2,580

(1) Includes net automobile allowance and entertainment and expense allowance, health insurance premiums and life insurance premiums not available to employees generally.
(2) Includes payments made for special service provided to the board and $500 per board meeting attended as an invitee.

There were no other executives that earned in excess of $100,000 during the most recent fiscal year.

DIRECTOR COMPENSATION

In December of 2001 the Company instituted a standard compensation arrangement for all directors. This arrangement calls for each director to receive $1000 per month plus $500 per meeting of the board attended.

EMPLOYMENT CONTRACTS

The Company has entered into five-year employment agreements with Douglas Murphy, William Murphy, and Bryan Nichols. Each agreement provides for an annual bonus based on net income of the Company and for severance payments of one years' annual salary. The agreements expire in May 2007. Copies of these employment agreements are filed as Exhibits 10.5, 10.6, 10.7 attached to this document



STOCK OPTIONS AND WARRANTS

The following table sets forth all options and warrants that have been granted as of May 31, 2002, the end of the Company's last fiscal year.

                                                    DATE           DATE          NUMBER OF        EXERCISE
GRANTEE                  CAPACITY                   GRANTED        EXPIRES       SHARES (1)       PRICE
----------------------------------------------------------------------------------------------------------
Russ Felten              Director                   09/01/1999     08/31/2004          2,128           1.03

Patti Cordes             Cust Service Manager       09/01/1999     08/31/2004          3,192           1.03

Corey Cummings           Purchasing Manager         09/01/1999     08/31/2004          5,533           1.03

Harlo Falde              Shipping                   09/01/1999     08/31/2004          2,894           1.03

Timothy Smith            Plant Manager              09/01/1999     08/31/2004          5,532           1.03

Daniel Schrader          Consultant                 03/02/2000     03/01/2005         21,277           0.47

Thomas Krosschell        Consultant                 03/02/2000     03/01/2005         21,277           0.47

Yvonne Felten            Consultant                 03/02/2000     03/01/2005         21,277           0.47
                                                                                  -------------
TOTAL                                                                                 83,110

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners (5% or greater).
--------------------------------------------------------------------

The following information sets forth certain information as of May 31, 2002, about each person or entity who is known to the Company to be beneficial owners of more than 5% of the Company's Common Stock:

                       Name and Address of                               Amount and Nature of         Percent
Title of Class           Beneficial Owner                                  Beneficial Owner           Of Class
---------------------------------------------------------------------------------------------------------------
Common              Douglas B. Murphy               President, CEO            63,714 Shares              7.1 %
                    3730 Lee Road                   Director
                    Minnetrista, MN 55364

Common              William Murphy                  VP Sales                  84,181 Shares              9.4 %
                    18440 25th Ave. N.
                    Plymouth, MN 55447

Common              Bryan Nichols                   VP Operations,            59,576 Shares              6.6 %
                    2130 54th St. NW                CFO Director
                    Buffalo, MN 55313

(b) Security ownership of management.
-------------------------------------

The following information sets forth certain information as of May 31, 2002, about each person in a management position or director who is beneficial owners of the Company's Common Stock:

                       Name and Address of                               Amount and Nature of         Percent
Title of Class           Beneficial Owner                                  Beneficial Owner           Of Class
---------------------------------------------------------------------------------------------------------------
(1) Includes 23,405 shares of Common Stock issuable upon the exercise of options and warrants presently exercisable

Common              Douglas B. Murphy               President, CEO            63,714 Shares              7.1 %
                    3730 Lee Road                   Director
                    Minnetrista, MN 55364

Common              William Murphy                  VP Sales                  84,181 Shares              9.4 %
                    18440 25th Ave. N.
                    Plymouth, MN 55447

Common              Bryan Nichols                   VP Operations,            59,576 Shares              6.6 %
                    2130 54th St. NW                CFO Director
                    Buffalo, MN 55313

Common              Russell Felten                  Director                  25,967 Shares (1)          2.9 %
                    8054 Erie Spur
                    Chanhassen, MN 55317

Common              Edward S. Adams                 Director                   5,000 Shares              0.6 %
                    2010 West 49th Street
                    Minneapolis, MN  55409

Common              Tom Krosschell                  Director                  40,426 Shares (2)          4.5 %
                    8911 Victoria Drive
                    Eden Prairie, MN 55347

Common              Officers and Directors as a group (6 persons)            278,864 Shares (1)(2)      31.1 %

(1) Includes 23,405 shares of Common Stock issuable upon the exercise of options and warrants presently exercisable within the next 60 days by Russ Felten or his wife Yvonne Felten.
(2) Includes 21,277 shares of Common Stock issuable upon the exercise of options and warrants presently exercisable or exercisable within the next 60 days by Tom Krosschell.

(c)  Changes in control.
------------------------

As of May 31, 2002 there are no arrangements which may result in a change in control of the Company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years the Company has not entered into any material transactions with an officer, director, or a beneficial owner of 5% or more of the Company's common stock, except as follows: The Company leases a 21,000 square foot facility at 410 Congress Street in Maple Lake Minnesota from a partnership consisting of some of its officers and directors. This facility currently houses all manufacturing and warehousing operations of the company. The lease term for this facility extends through August 2006 at an average annual lease rate per square foot of $5.50. The facility is relatively new with the recent addition of 11,000 square feet to the original 10,000 square feet (which is now 3 years old). The facility is in excellent condition. Management believes that the lease rate per square foot and other terms and conditions are not materially different than prevailing market rates and conditions. The lease for the Maple Lake facility provides for an option to renew beyond the expiration of the current lease term for an additional period of five years. Lease rates will increase 10% if renewed for the additional five-year term.

Pursuant to the Companies desire to restructure it's assets, the directors decided to sign a new consulting agreement with Equity Securities Investments, Inc ('Equity') essentially of the same nature as the original agreement with Maven Securities, Inc. The responsibility of Equity will essentially be to: assist in the sales of the Company's primary business, assist in the identification and evaluation of new strategic business opportunities, and assist in negotiating and structuring and financial transaction(s) between the Company and any strategic target. The term of the agreement is for one year. Two of the current board members of the Company are currently principals with Equity. The agreement with Equity is filed along with this document as Exhibit 10.4.

                                     PART IV

ITEM 13.          EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8K

Documents filed as part of this report.

The financial statements filed as part of this report are listed separately in the Index to Financial Statements immediately following the signature page.

                                LIST OF EXHIBITS

Assigned Number                     Description
---------------                     -----------
Exhibit 2.1                         Agreement and Plan of Reorganization by and
                                    among Apollo Diamond, Inc. and Dental
                                    Resources, Inc.***
Exhibit 2.2                         Asset Purchase Agreement by and among Dental
                                    Resources, Inc. and Dental Assets
                                    Acquisition, Inc., Douglas B. Murphy,
                                    William H. Murphy and Bryan A. Nichols***
Exhibit 2.3                         Mutual agreement to dissolve Plan of
                                    Reorganization by and among Apollo Diamond, Inc. and Dental Resources, Inc. ****
Exhibit 3.1.1                       Restated Articles of Incorporation*
Exhibit 3.1.2                       Restated Bylaws*
Exhibit 10.1                        Nedderman/Bedard Royalty Agreement**
Exhibit 10.2                        Cook Royalty Agreement**
Exhibit 10.3                        Charlie Bull Royalty Agreement*****
Exhibit 10.4                        Investment Banking Agreement with Equity
                                    Securities Investments, Inc. *****
Exhibit 10.5                        Douglas Murphy Employment Contract*****
Exhibit 10.6                        William Murphy Employment Contract*****
Exhibit 10.7                        Bryan Nichols Employment Contract*****
Exhibit 99.1                        C.E.O. certification statement*****
Exhibit 99.2                        C.F.O. certification statement*****

-------------------------------
* - Previously filed as part of Issuer's Registration Statement on Form 10-SB filed March 7, 2000.
** - Previously filed as part of the Second Amendment to Issuer's Registration Statement on Form 10-SB filed July 14, 2000.
*** - Previously filed as part of Issuer's Registration Statement on Form 10-KSB Filed August 29, 2001.
****- Previously filed as part of Issuer's Disclose to Shareholders on Form 8-K December 11, 2001.
*****-Filed Herewith.

The Company did not file, nor was it required to file, any reports on Form 8-K during the fourth quarter ended May 31, 2002.

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

Dated: August 28, 2002.


                                 DENTAL RESOURCES, INC.



                                 BY: /s/
                                     -------------------------------------------
                                 Douglas B. Murphy, Its President




         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Dated: August 28, 2002.


                                 BY: /s/
                                     -------------------------------------------
                                 Douglas B. Murphy, Its President, CEO, Director


                                 BY: /s/
                                     -------------------------------------------
                                 Bryan A. Nichols, Vice President, CFO, Director



                                 BY: /s/
                                     -------------------------------------------
                                 Russell G. Felten, Director


                                 BY: /s/
                                     -------------------------------------------
                                 Edward S. Adams, Director


                                 BY: /s/
                                     -------------------------------------------
                                 Tom Krosschell, Director

                             DENTAL RESOURCES, INC.


                                    CONTENTS

================================================================================

                                                                        Page

INDEPENDENT AUDITORS' REPORT                                               1

FINANCIAL STATEMENTS:

   Balance Sheet                                                         2-3

   Statement of Operations                                                 4

   Statement of Stockholders' Equity                                       5

   Statement of Cash Flows                                                 6

NOTES TO FINANCIAL STATEMENTS                                           7-15

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
Dental Resources, Inc.
Delano, Minnesota


We have audited the accompanying balance sheet of Dental Resources, Inc. as of May 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dental Resources, Inc. as of May 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ Olsen Thielen & Co, LTD.
St. Paul, Minnesota
July 18, 2002

                             DENTAL RESOURCES, INC.

                                  BALANCE SHEET
                              MAY 31, 2002 AND 2001

============================================================================================

                                     ASSETS

                                                                   2002             2001
                                                               ------------     ------------
CURRENT ASSETS:
   Cash                                                        $     83,791     $     21,277
   Accounts Receivable, Less Allowance for
      Uncollectibles of $8,000                                      751,749          793,808
   Other Receivables                                                  3,994            4,879
   Income Taxes Receivable                                           31,277           14,950
   Inventories                                                      667,111          649,838
   Prepaid Expenses                                                  38,751           30,148
   Deposits                                                              --            9,300
   Deferred Income Taxes                                             15,338           13,201
                                                               ------------     ------------
      Total Current Assets                                        1,592,011        1,537,401
                                                               ------------     ------------

PROPERTY AND EQUIPMENT                                            1,418,145        1,375,339
   Less Accumulated Depreciation                                    763,556          737,339
                                                               ------------     ------------
      Net Property and Equipment                                    654,589          638,000
                                                               ------------     ------------

OTHER ASSETS:
   Patents and Trademarks Less Accumulated
      Amortization of $3,541 and $3,041                               1,459            1,959
                                                               ------------     ------------
      Total Other Assets                                              1,459            1,959
                                                               ------------     ------------



TOTAL ASSETS                                                   $  2,248,059     $  2,177,360
                                                               ============     ============



    The accompanying notes are an integral part of the financial statements.

                             DENTAL RESOURCES, INC.

                                  BALANCE SHEET
                              MAY 31, 2002 AND 2001

==================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        2002              2001
                                                                    ------------      ------------
CURRENT LIABILITIES:
   Line of Credit Note Payable                                      $    237,889      $    256,989
   Current Portion of Long-Term Debt                                      36,999            42,300
   Accounts Payable                                                      510,489           418,191
   Accrued Expenses                                                       66,082            22,897
                                                                    ------------      ------------
      Total Current Liabilities                                          851,459           740,377
                                                                    ------------      ------------

LONG-TERM LIABILITIES:
   Long-Term Debt                                                             --            38,851
   Deferred Income Taxes                                                  51,947            52,542
                                                                    ------------      ------------
      Total Long-Term Liabilities                                         51,947            91,393
                                                                    ------------      ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Common Stock - $.01 par value, 20,000,000 Shares Authorized,
      813,565 Shares Issued and Outstanding                                8,136             8,136
   Additional Paid in Capital                                          1,628,485         1,618,644
   Accumulated Deficit                                                  (291,968)         (281,190)
                                                                    ------------      ------------
      Total Stockholders' Equity                                       1,344,653         1,345,590
                                                                    ------------      ------------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  2,248,059      $  2,177,360
                                                                    ============      ============



    The accompanying notes are an integral part of the financial statements.

                             DENTAL RESOURCES, INC.

                             STATEMENT OF OPERATIONS
                        YEARS ENDED MAY 31, 2002 AND 2001

====================================================================================

                                                                  Amount
                                                      ------------------------------
                                                          2002              2001
                                                      ------------      ------------
SALES                                                 $  5,904,218      $  5,619,913

COST OF GOODS SOLD                                       4,389,268         4,172,205
                                                      ------------      ------------

GROSS PROFIT                                             1,514,950         1,447,708
                                                      ------------      ------------

EXPENSES:
   Marketing                                               740,008           702,104
   General and Administrative                              768,973           620,173
                                                      ------------      ------------
      Total Expenses                                     1,508,981         1,322,277
                                                      ------------      ------------

OPERATING INCOME                                             5,969           125,431
                                                      ------------      ------------

OTHER INCOME AND (EXPENSES):
   Finance Charges                                           2,494             1,597
   Interest Expense                                        (22,300)          (35,266)
                                                      ------------      ------------
      Net Other Income and (Expenses)                      (19,806)          (33,669)
                                                      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                          (13,837)           91,762

INCOME TAX EXPENSE (BENEFIT)                                (3,059)           19,371
                                                      ------------      ------------

NET INCOME (LOSS)                                     $    (10,778)     $     72,391
                                                      ============      ============

BASIC NET INCOME (LOSS) PER SHARE                     $      (0.01)     $       0.09
                                                      ============      ============

DILUTED NET INCOME (LOSS) PER SHARE                   $      (0.01)     $       0.08
                                                      ============      ============

AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                   813,565           811,644
   Diluted                                                 813,565           888,669



    The accompanying notes are an integral part of the financial statements.

                             DENTAL RESOURCES, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2002 AND 2001

=====================================================================================================================

                                              Common Stock             Additional
                                     -----------------------------       Paid in        Accumulated
                                        Shares           Amount          Capital          Deficit           Total
                                     ------------     ------------     ------------     ------------     ------------
BALANCE on May 31, 2000                 1,905,844     $     19,058     $  1,593,369     $   (353,581)    $  1,258,846

   Net Income                                                                                 72,391           72,391
   Common Stock Issued                      8,212               82            1,719                             1,801
   Common Stock Retired                    (6,000)             (60)          (2,149)                           (2,209)
   Compensation Expense on
      Warrants Issued                                                        14,761                            14,761
   1 for 2.35 Reverse Stock Split      (1,094,491)         (10,944)          10,944                                --
                                     ------------     ------------     ------------     ------------     ------------

BALANCE on May 31, 2001                   813,565            8,136        1,618,644         (281,190)       1,345,590

   Net Loss                                                                                  (10,778)         (10,778)
   Compensation Expense
      on Warrants Issued                                                      9,841                             9,841
                                     ------------     ------------     ------------     ------------     ------------

BALANCE on May 31, 2002                   813,565     $      8,136     $  1,628,485     $   (291,968)    $  1,344,653
                                     ============     ============     ============     ============     ============



    The accompanying notes are an integral part of the financial statements.

                             DENTAL RESOURCES, INC.

                             STATEMENT OF CASH FLOWS
                        YEARS ENDED MAY 31, 2002 AND 2001

======================================================================================

                                                                2002           2001
                                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                         $  (10,778)    $   72,391
   Adjustments to Reconcile Net Income (Loss) to Net
        Cash Provided By Operating Activities:
      Depreciation                                              136,463        136,218
      Amortization                                                  500            499
      Loss on Disposal of Fixed Assets                           16,898             --
      Compensation Expense on Warrants Issued                     9,841         14,761
      Changes in Net Assets and Liabilities:
        Accounts Receivable                                      42,059        (54,221)
        Other Receivables                                           885         (3,977)
        Income Taxes Receivable                                 (16,327)       (14,950)
        Inventories                                             (17,273)       (53,396)
        Prepaid Expenses                                         (8,603)         1,176
        Deposits                                                  9,300         (7,800)
        Accounts Payable                                         41,548         78,037
        Accrued Expenses                                         43,185        (31,907)
        Income Taxes Payable                                         --         (5,550)
        Deferred Income Taxes                                    (2,732)        17,071
                                                             ----------     ----------
      Net Cash Provided By Operating Activities                 244,966        148,352
                                                             ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment                          (119,200)      (117,874)
                                                             ----------     ----------
      Net Cash Used In Investing Activities                    (119,200)      (117,874)
                                                             ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Line of Credit                         (19,100)            --
   Principal Payments of Long-Term Debt                         (44,152)       (37,821)
   Proceeds from Issuance of Common Stock                            --          1,801
   Retirement of Common Stock                                        --         (2,209)
                                                             ----------     ----------
      Net Cash Used In Financing Activities                     (63,252)       (38,229)
                                                             ----------     ----------

NET INCREASE (DECREASE) IN CASH                                  62,514         (7,751)

CASH at Beginning of Year                                        21,277         29,028
                                                             ----------     ----------

CASH at End of Year                                          $   83,791     $   21,277
                                                             ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Change in Property and Equipment from:
      Increase in Accounts Payable                           $   50,750     $       --
   Cash Paid During the Year for:
      Interest                                               $   22,300     $   35,266
      Income Taxes                                           $   16,000     $   22,800



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

ACCOUNTING ESTIMATES

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

INVENTORIES

Inventories are recorded at the lower of first-in, first-out cost or market.

Inventories consist of the following:

                                                             May 31
                                                     ------------------------
                                                        2002          2001
                                                     ----------    ----------

   Raw Materials                                     $  111,432    $  199,812
   Work in Process                                      255,363       234,006
   Finished Goods                                       300,316       216,020
                                                     ----------    ----------

      Totals                                         $  667,111    $  649,838
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

DEPRECIATION IS COMPUTED USING THE STRAIGHT-LINE METHOD AT RATES BASED ON ESTIMATED SERVICE LIVES OF THE ASSETS AS FOLLOWS:

   Molds                                                           3-10 Years
   Furniture and Fixtures                                          3-10 Years
   Leasehold Improvements                                             5 Years
   Computer Software                                                  3 Years

LONG-LIVED ASSETS

The Company reviews long-lived assets on an individual level for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceed their fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are carried at the lower of the carrying amount or their fair value less disposal costs. At May 31, 2002 and 2001, no impairment loss provision was required or recorded in the financial statements.

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

INCOME TAXES

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The major temporary differences relate primarily to inventory and depreciation which for tax purposes is determined based on accelerated methods and shorter lives.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense was $102,656 and $113,261 for the years ended May 31, 2002 and 2001.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development expense was $14,843 and $17,282 for the years ended May 31, 2002 and 2001.

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each year. Diluted net income (loss) per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of earnings (loss) per share for the years ended May 31, 2002 and 2001 is as follows:

                                               2002                         2001
                                     -------------------------     ------------------------
                                        BASIC         DILUTED         Basic       Diluted
                                     ----------     ----------     ----------    ----------
   Net Earnings (Loss)               $  (10,778)    $  (10,778)    $   72,391    $   72,391
                                     ==========     ==========     ==========    ==========

   Average Shares Outstanding           813,565        813,565        811,644       811,644

   Effect of Dilutive Securities:
      Options and Warrants*                  --             --             --        77,025
                                     ----------     ----------     ----------    ----------

   Equivalent Shares                    813,565        813,565        811,644       888,669
                                     ==========     ==========     ==========    ==========

   Earnings (Loss) Per Share         $    (0.01)    $    (0.01)    $     0.09    $     0.08
                                     ==========     ==========     ==========    ==========

      * All potential common shares are anti-dilutive for 2002 and are excluded from calculation of earnings (loss) per share.

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

RECLASSIFICATION

Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on net income (loss) or stockholders' equity for either period.

NEW ACCOUNTING PRINCIPLES

In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also requires that intangible assets acquired in a business combination be recognized and reported apart from goodwill. Adoption of this standard had no impact on the Company's financial position or operating results in 2002.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested on a regular (at least annual) basis for impairment. Intangible assets with determinable useful lives will remain subject to amortization. The Company does not expect adoption of this standard to have a material impact on its financial position or operations results.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and an associated asset retirement cost. The statement applies to tangible long-lived assets, including individual assets, functional groups of related assets and significant parts of assets. It covers a company's legal obligations resulting from the acquisition, construction, development or normal operation of a capital asset. The Company does not expect adoption of this standard to have a material impact on its financial position or operating results.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 sets forth requirements for measuring and recognizing impairment losses on long-lived assets. The statement also establishes financial reporting requirements when impairment losses are recognized. The Company does not expect adoption of this standard to have a material impact on its financial position or operating results.

                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                May 31
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------

   Molds                                               $  595,410    $  588,906
   Furniture and Fixtures                                 751,821       718,510
   Leasehold Improvements                                  47,317        39,003
   Computer Software                                       23,597        28,920
                                                       ----------    ----------

      Total                                            $1,418,145    $1,375,339
                                                       ==========    ==========


NOTE 3 - LINE OF CREDIT NOTE PAYABLE

The Company has a revolving line of credit agreement with Oakley National Bank of Buffalo, Minnesota which enables the Company to borrow up to $350,000 at 1.00% above the prevailing prime interest rate (5.75% at May 31, 2002). The agreement matures in August 2002. The loan is secured by equipment, inventory and accounts receivable.


NOTE 4 - LONG-TERM DEBT

Long-term debt is as follows:

                                                               May 31
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------

   Note payable to Oakley National Bank of Buffalo,
   Minnesota in monthly installments of $4,028
   including variable interest at 1% above the
   prevailing prime rate (5.75% at May 31, 2002) to
   March 2003 when the remaining balance is payable
   Secured by equipment, inventory and accounts
   receivable                                          $   36,999    $   81,151
                                                       ----------    ----------
      Total                                                36,999        81,151
   Less Amount Due Within One Year                         36,999        42,300
                                                       ----------    ----------

      Long-Term Debt                                   $       --    $   38,851
                                                       ==========    ==========


NOTE 5 - INCOME TAXES

Income tax expense consists of the following:

                                                               May 31
                                                      -------------------------
                                                         2002           2001
                                                      ----------     ----------
   Current:
      State                                           $     (327)    $    2,300
   Deferred                                               (2,732)        17,071
                                                      ----------     ----------

      Total Income Tax Expense (Benefit)              $   (3,059)    $   19,371
                                                      ==========     ==========

                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 5 - INCOME TAXES (CONTINUED)

The provision for income taxes varied from the federal statutory rate as follows:

                                                          Year Ended May 31
                                                     --------------------------
                                                        2002            2001
                                                     ----------      ----------

   Federal Tax at Statutory Rate                           34.0%           34.0%
   State Income Taxes, Net of Federal Benefit              (1.4)            1.8
   Non Deductible Expenses                                 (3.9)             .6
   Effect of Graduated Tax Rates                           (6.6)          (16.5)
   Other                                                     --             1.2
                                                     ----------      ----------

      Effective Tax Rate                                   22.1%           21.1%
                                                     ==========      ==========

The components of deferred income taxes are as follows:

                                                              May 31
                                                     --------------------------
                                                        2002            2001
                                                     ----------      ----------

   Current Deferred Tax Assets:
      Allowance for Uncollectibles                   $    2,228      $    2,227
      Inventory                                          13,110          10,974
                                                     ----------      ----------

        Total Current Deferred Tax Assets            $   15,338      $   13,201
                                                     ==========      ==========

   Noncurrent:
      Deferred Tax Assets:
        Operating Loss Carryforwards                 $    9,557      $       --
        Compensation on Stock Warrants                    8,191           5,451

      Deferred Tax Liabilities:
        Depreciation                                    (69,695)        (57,993)
                                                     ----------      ----------

           Net Noncurrent Deferred Tax
              Liability                              $  (51,947)     $  (52,542)
                                                     ==========      ==========

The company has net operating loss Carryforwards as of May 31, 2002 of $46,000 and $4,000 which can be used to offset future federal and state taxable income respectively. If not utilized these Carryforwards will expire in 2022.

NOTE 6 - COMMITMENTS

OPERATING LEASES -

The Company leases office, manufacturing and warehouse space under operating leases from a partnership consisting of officers and directors of the Company and a third party. The leases require monthly payments, real estate taxes, insurance and other miscellaneous costs. The leases expire between December 31, 2004 and August 31, 2006, but provide for an option to renew for an additional five years.

                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 6 - COMMITMENTS (CONTINUED)

Total rent expense (including real estate taxes, insurance and other costs which are required to be paid by the Company) and future, minimum obligations under the leases are as follows for years ending May 31:

                                  Related
                                   Party         Other          Total
                                 ----------    ----------    ----------

Expense:
   2001                          $  144,397    $       --    $  144,397
   2002                             151,205         7,890       159,095

Commitments:
   2003                          $  115,500    $   12,450    $  127,950
   2004                             115,500        12,450       127,950
   2005                             115,500         7,263       122,763
   2006                             115,500            --       115,500
   2007                              28,875            --        28,875
                                 ----------    ----------    ----------

      Total                      $  490,875    $   32,163    $  523,038
                                 ==========    ==========    ==========

EMPLOYMENT CONTRACTS -

The Company has employment agreements with three officers. Each agreement provides for an annual bonus based on net income of the Company and for severance payments of one year's annual salary. The agreements expire in May 2007.


NOTE 7 - RETIREMENT PLANS

The Company has a defined contribution 401(k) profit sharing plan in effect for its employees who meet certain age and service requirements. Employees may elect to contribute an amount up to the maximum dollar amount allowed by the IRS. The Company contributes up to 3% of the employee's salary. The Company's expense for this plan was $24,082 and $25,587 for the years ended May 1, 2002 and 2001.


NOTE 8 - STOCK OPTIONS AND WARRANTS

The Company has a stock option plan which allows issuance of stock options to officers and key employees. The exercise price for each option is to be no less than 100% of the fair market value of the common stock on the day the option is granted. Options under this plan have a term of five years. A total of 234,043 shares of common stock have been reserved for this plan. As of May 31, 2002, a total of 214,764 shares remained available to be issued under this plan.

                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 8 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The following summarizes transactions for stock options and warrants for the years ended May 31, 2002 and 2001:

                                 Stock Options                 Warrants
                           ------------------------    ------------------------
                             Number       Average        Number       Average
                               of         Exercise         of         Exercise
                             Shares        Price         Shares        Price
                           ----------    ----------    ----------    ----------
Outstanding May 31, 2000       85,861    $     1.01       111,705    $      .47

   Issued                       1,397           .59            --            --
   Cancelled                   (8,426)         1.03            --            --
   Exercised                   (3,494)          .52            --            --
   Expired                     (1,469)          .54            --            --
                           ----------                  ----------

Outstanding May 31, 2001       73,869          1.02       111,705           .47

   Expired                     (3,528)          .86
   Cancelled                  (51,062)         1.03       (47,874)          .47
                           ----------                  ----------

Outstanding May 31, 2002       19,279          1.03        63,831           .47
                           ==========                  ==========

All stock options and warrants are fully vested and currently exercisable as of May 31, 2002. The exercise price of all stock options and warrants outstanding is $1.03 and $.47 respectively. The weighted average fair value of options granted during the year ended 2001 was $.22. There were no options or warrants granted in 2002. The weighted average remaining life of all options and warrants outstanding at May 31, 2002 was 2.70 years.

The Company follows the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," but applies APB Opinion No.25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees. There has been no compensation expense recorded for options and warrants issued to officers and employees.

In March 2000, warrants were granted to consultants of the Company which total 63,833 shares worth of common stock as consideration for assisting the Company in identifying and evaluating strategic business opportunities and helping to negotiate and structure any potential transactions over the following two years. The warrants issued to the consultants allow the holder to purchase the Company's common stock at $.47 per share. Compensation expense for stock warrants issued to nonemployee consultants is being expensed equally over the two-year life of the consulting agreement based on a calculation of the fair value of the warrants issued using the Black-Scholes option pricing model. The Company recognized $9,481 and $14,761 of compensation expense for the years ended May 31, 2002 and 2001. The compensation expense recorded is included in general and administrative expense on the Company's statement of operations.

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

   Fair Value of Options and Warrants Issued                        $    306
   Proforma Compensation Expense (Before Taxes)                          306
   Net Income                                                         72,085
   Basic Net Income Per Share                                           0.09
   Diluted Net Income Per Share                                         0.08

The fair value of the options and warrants granted in 2001 was estimated using the Black-Scholes option pricing model, using the following assumptions:

   Risk-Free Interest Rate                                              5.98%
   Expected Life                                                      1 Year
   Expected Volatility                                                 91.76%
   Dividend Yield                                                        0.0%


NOTE 9 - SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company has one reportable segment which is the manufacturing and marketing of five associated groups of dental related products. The Company's five product groups are: Proform thermo-forming equipment and supplies, Hygienist chemicals and consumables, Packaging products, Procure ultraviolet light-cured ovens and composites, and Pro-flex denture materials. These products are sold to various companies worldwide with no one country representing a significant portion of the total sales. The Company does not currently own any assets outside the United States.

Gross revenues by product group are as follows:

                                              YEAR ENDED MAY 31, 2002
                                      --------------------------------------
                                         TOTAL       DOMESTIC       FOREIGN
                                      ----------    ----------    ----------

   Pro-form                           $3,042,636    $2,008,140    $1,034,496
   Hygienist                           1,253,597       877,518       376,079
   Packaging                           1,412,963     1,087,982       324,981
   Procure                                88,414        62,774        25,640
   Pro-flex                              106,608        93,815        12,793
                                      ----------    ----------    ----------

      Totals                          $5,904,218    $4,130,229    $1,773,989
                                      ==========    ==========    ==========


                                               Year Ended May 31, 2001
                                      --------------------------------------
                                         Total       Domestic       Foreign
                                      ----------    ----------    ----------

   Pro-form                           $2,649,530    $1,762,914    $  886,616
   Hygienist                           1,418,276     1,177,658       240,618
   Packaging                           1,351,087       941,192       409,895
   Procure                                77,056        55,431        21,625
   Pro-flex                              123,964        98,421        25,543
                                      ----------    ----------    ----------

      Totals                          $5,619,913    $4,035,616    $1,584,297
                                      ==========    ==========    ==========

The Company derived 18% and 20% of its sales from one customer for the years ended May 31, 2002 and 2001, respectively.

                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 10 - STOCK SPLIT

On July 23, 2001, Dental Resources' Board of Directors declared a 1 for 2.35 reverse common stock split. An amount equal to the par value of the common stock shares retired pursuant to the reverse stock split has been reflected as a transfer from common stock to paid-in-capital on the financial statements for 2001.


NOTE 11 - TERMINATED MERGER AGREEMENT

On August 10, 2001, the Company signed a definitive merger agreement with Apollo Diamond, Inc. subject to approval of shareholders of both companies. This merger was contingent upon the divestiture of the Dental Resources, Inc. assets. On December 11, 2001, the merger agreement was mutually terminated.

               SUPPLEMENTAL INFORMATION FURNISHED WITH FORM 10KSB



No annual report or proxy material has been sent to security holders as of the date of the filing of this Form 10KSB. The Company expects that proxy materials will be furnished to security holders at some point subsequent to the filing of this Form 10KSB. The Company shall furnish copies of such proxy materials to the Commission prior to the time it is sent to security holders.