Form 10QSB
period 2002-08-31
DENTAL RESOURCES INC
filed 2002-10-15
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002

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

                                 YES (X) NO ( )

THERE WERE 813,565 SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 31, 2002.

DENTAL RESOURCES, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS                                   PAGE NO.
                                                                        --------

         Balance Sheets as of August 31, 2002 and May 31, 2002             P. 1

         Statements of Operations for the three months ended
         August 31, 2002 and August 31, 2001                               P. 3

         Statements of Cash Flows for the three months ended August 31,
         2002 and August 31, 2001                                          P. 4

         Statements of Stockholders' Equity for the period ended
         August 31, 2002                                                   P. 5

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

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                           P. 12

         ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS      P. 12

         ITEM 5. OTHER INFORMATION                                         P. 12

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                          P. 12


SIGNATURES                                                                 P. 13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             DENTAL RESOURCES, INC.
                                 BALANCE SHEETS
                     AS OF AUGUST 31, 2002 AND MAY 31, 2002
--------------------------------------------------------------------------------

                                                       AUGUST 31,         MAY 31,
                                                         2002              2002
                                                      (UNAUDITED)        (AUDITED)
                                                      ------------     ------------
ASSETS:

CURRENT ASSETS:
   Cash                                               $     20,655     $     83,791
   Accounts receivable - trade, less allowance for
    doubtful accounts of $8000                             836,200          751,749
   Accounts receivable - other                                 799            3,994
   Income tax receivable                                    23,886           31,277
   Inventories                                             717,045          667,111
   Prepaid expenses                                         78,052           38,751
   Deposits                                                  6,400                0
   Deferred income taxes                                    15,338           15,338
                                                      ------------     ------------
      TOTAL CURRENT ASSETS                               1,698,375        1,592,011
                                                      ------------     ------------

PROPERTY AND EQUIPMENT:
   Property and equipment                                1,412,589        1,418,145
   Less: accumulated depreciation                         (794,299)        (763,556)
                                                      ------------     ------------
      PROPERTY AND EQUIPMENT - NET                         618,290          654,589
                                                      ------------     ------------

OTHER ASSETS:
   Patents and trademarks, less accumulated
    amortization of $3,681 and $3,541                        2,219            1,459
                                                      ------------     ------------
      TOTAL OTHER ASSETS                                     2,219            1,459
                                                      ------------     ------------

TOTAL ASSETS                                          $  2,318,884     $  2,248,059
                                                      ============     ============

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                                 BALANCE SHEETS
                     AS OF AUGUST 31, 2002 AND MAY 31, 2002
--------------------------------------------------------------------------------

                                                          AUGUST 31,          MAY 31,
                                                            2002               2002
                                                         (UNAUDITED)        (AUDITED)
                                                         ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Line of credit note payable                           $    237,889     $    237,889
   Current portion of long-term debt                           25,394           36,999
   Accounts payable                                           601,673          510,489
   Accrued expenses                                            25,644           66,082
                                                         ------------     ------------
         TOTAL CURRENT LIABILITIES                            890,600          851,459
                                                         ------------     ------------

LONG-TERM LIABILITIES:
   Deferred income taxes                                       51,947           51,947
                                                         ------------     ------------
         TOTAL LONG-TERM LIABILITIES                           51,947           51,947
                                                         ------------     ------------

COMMITMENTS:

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 20,000,000 shares
    authorized; 813,565 and 813,565 shares issued and
    outstanding, respectively                                   8,136            8,136
   Additional paid-in capital                               1,628,485        1,628,485
   Retained deficit                                          (260,284)        (291,968)
                                                         ------------     ------------
         TOTAL STOCKHOLDERS' EQUITY                         1,376,337        1,344,653
                                                         ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  2,318,884     $  2,248,059
                                                         ============     ============

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                         AUGUST 31,       AUGUST 31,
                                                            2002             2001
                                                        ------------     ------------
SALES                                                   $  1,506,588     $  1,494,383

COST OF SALES                                              1,122,263        1,157,562
                                                        ------------     ------------
GROSS PROFIT                                                 384,325          336,821

EXPENSES
               Marketing                                     176,080          168,534
               General & Administrative                      158,731          187,876
                                                        ------------     ------------
TOTAL EXPENSES                                               334,811          356,410
                                                        ------------     ------------
INCOME (LOSS) FROM OPERATIONS                                 49,514          (19,589)

OTHER INCOME (EXPENSE)
               Finance charge income                           2,080              827
               Other income (expense)                         (9,304)              --
               Interest expense                               (3,215)          (6,831)
                                                        ------------     ------------
TOTAL OTHER INCOME (EXPENSE)                                 (10,439)          (6,004)
                                                        ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                             39,075          (25,593)
                                                        ------------     ------------

PROVISION FOR INCOME TAXES                                     7,391           (3,795)
                                                        ------------     ------------

NET INCOME (LOSS)                                       $     31,684     $    (21,798)
                                                        ============     ============

BASIC NET INCOME (LOSS) PER COMMON SHARE                $       0.04     $      (0.03)
                                                        ============     ============

DILUTED NET INCOME (LOSS) PER COMMON SHARE              $       0.04     $      (0.03)
                                                        ============     ============

AVERAGE BASIC SHARES OUTSTANDING                             813,565          813,565
AVERAGE DILUTED SHARES OUTSTANDING                           813,565          813,565

See Accompanying Notes to Financial Statements

                              DENTAL RESOURCES, INC
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                 2002             2001
                                                             ------------     ------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
   Net Income (Loss)                                         $     31,684     $    (21,798)
   Adjustments to Reconcile Net Income (Loss) to Net Cash
        Provided by (Used in) Operating Activities:
     Depreciation                                                  35,940           33,944
     Amortization                                                     140              125
     Loss on Disposal of Fixed Assets                               9,304               --
     Compensation Expense on Warrants Issued                           --            3,689
     CHANGES IN ASSETS AND LIABILITIES:
        Accounts Receivable                                       (84,451)          19,220
        Other Receivables                                           3,195               --
        Income Taxes Receivable                                     7,391           (3,795)
        Inventories                                               (49,934)         (26,053)
        Prepaid Expenses                                          (39,301)         (32,574)
        Deposits                                                   (6,400)          (1,125)
        Accounts Payable                                           91,184           27,030
        Accrued Expenses                                          (40,439)          32,706
                                                             ------------     ------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (41,687)          31,369

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment                              (9,844)         (21,224)
                                                             ------------     ------------
     NET CASH USED IN INVESTING ACTIVITIES                         (9,844)         (21,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                           (11,605)         (10,521)
                                                             ------------     ------------
     NET CASH USED IN FINANCING ACTIVITIES                        (11,605)         (10,521)
                                                             ------------     ------------

NET DECREASE IN CASH                                              (63,136)            (376)

CASH - Beginning of Period                                         83,791           21,277
                                                             ------------     ------------

CASH - End of Period                                         $     20,655     $     20,901
                                                             ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
     Interest                                                $      3,215     $      6,831
                                                             ============     ============
     Income taxes                                            $         --     $         --
                                                             ============     ============

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                              AS OF AUGUST 31, 2002
--------------------------------------------------------------------------------

                                       COMMON STOCK
                              ----------------------------
                                 NUMBER                        ADDITIONAL
                                   OF                            PAID-IN      ACCUMULATED
                                 SHARES          AMOUNT          CAPITAL         DEFICIT           TOTAL
                              ------------    ------------    ------------    ------------     ------------
BALANCE ON MAY 31, 2001            813,565    $      8,136    $  1,618,644    $   (281,190)    $  1,345,590


   Net Income (Loss)                                                               (10,778)         (10,778)
   Compensation Expense on
      Warrants Issued                                                9,841                            9,841
                              ------------    ------------    ------------    ------------     ------------


BALANCE ON MAY 31, 2002            813,565           8,136       1,628,485        (291,968)       1,344,653


   Net Income                                                                       31,684           31,684
                              ------------    ------------    ------------    ------------     ------------


BALANCE ON AUGUST 31, 2002         813,565    $      8,136    $  1,628,485    $   (260,284)    $  1,376,337
                              ============    ============    ============    ============     ============

                             DENTAL RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. INTERIM FINANCIAL STATEMENTS

The information furnished in this report is unaudited but reflects all adjustments (which include only normal recurring adjustments), which are necessary, in the opinion of management, for the fair presentation of the results of the interim period. Actual results for the three months ending August 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB.

2. REVENUE RECOGNITION

The Company's revenues consist of product sales and billings for freight and handling charges. The Company recognizes revenue from the sale of products and the associated freight and handling charges when the product is shipped and the risk of ownership is transferred to the customer.

3. NET EARNINGS PER COMMON SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each year. Diluted net income (loss) per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of earnings per share for the months ended August 31, 2002 and 2001 is as follows:

                                          THREE MONTHS ENDED        THREE MONTHS ENDED
                                           AUGUST 31, 2002           AUGUST 31, 2001
                                          BASIC      DILUTED        BASIC       DILUTED
                                       -----------------------   ------------------------
Net earnings (loss)                    $   31,684   $   31,684   $  (21,798)   $  (21,798)
                                       -----------------------   ------------------------

Average shares outstanding                813,565      813,565      813,565       813,565

  Effect of dilutive securities:
              Options and Warrants*             0            0            0             0
                                       -----------------------   ------------------------

Equivalent shares                         813,565      813,565      813,565       813,565
                                       -----------------------   ------------------------

Earnings (loss) per share              $     0.04   $     0.04   $    (0.03)   $    (0.03)
                                       =======================   ========================

*All potential common shares are antidilutive for the period ended August 31,
2001

4. RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed in the period in which the expenses are incurred. Research and development costs for the three month period ended August 31, 2002 were $630 as compared to $5,338 for the three month period ended August 31, 2001.

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

                                                  SALES BY PRODUCT GROUP
                                 THREE MONTHS ENDED                      THREE MONTHS ENDED
                                  AUGUST 31, 2002                          AUGUST 31, 2001
                          TOTAL       DOMESTIC      FOREIGN        TOTAL        DOMESTIC      FOREIGN
                       --------------------------------------    --------------------------------------
PROFORM                $  756,804    $  499,491    $  257,313    $  818,451    $  553,261    $  265,190

HYGIENIST                 338,988       237,292       101,696       285,142       203,853        81,289

PACKAGING                 371,484       286,043        85,441       338,746       265,075        73,671

PROCURE                    20,686        14,687         5,999        18,373        13,313         5,060

PROFLEX                    18,626        16,391         2,235        33,671        29,880         3,791
                       --------------------------------------    --------------------------------------

TOTALS                 $1,506,588    $1,053,904    $  452,684    $1,494,383    $1,065,382    $  429,001
                       ======================================    ======================================

6. STOCK OPTIONS AND WARRANTS

The Company has a stock option plan, which allows issuance of stock options to officers and key employees. The exercise price for each option is to be no less than 100% of the fair market value of the common stock on the day the option is granted. Options under this plan have a term of five years. A total of 234,043 shares of common stock have been reserved for this plan. As of August 31, 2002, a total of 214,764 shares remained available to be issued under this plan.

No options or warrants were granted during the quarters ended August 31, 2002 and 2001.

The Company follows the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," but applies APB Opinion No.25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees. There was no compensation expense recorded for options and warrants issued to officers and employees in previous fiscal years.

In March 2000, warrants were granted to consultants of the Company which total 63,831 shares worth of common stock. These warrants were granted as consideration for assisting the Company in identifying and evaluating strategic business opportunities and helping to negotiate and structure any potential transactions over the next two years. The warrants issued to the consultants allow the holder to purchase the Company's common stock at $0.47 per share. Compensation expense for stock warrants issued to non-employee consultants was expensed equally over the two-year life of the consulting agreement based on a calculation of the fair value of the warrants issued using the Black-Scholes option pricing model. The Company recognized $3,689 of compensation expense for the quarter ended August 31, 2001. The two-year life of the agreement expired during fiscal 2002. There was no compensation expenses recorded for the quarter ended August 31, 2002. The compensation expense recorded in the quarter ended August 31, 2001 is included in General and Administrative expense on the Company's statement of operations.

The following table summarizes transactions for stock options and warrants for the year ended May 31, 2002 and the quarter ended August 31, 2002:

                                        STOCK OPTIONS                  WARRANTS
                                  -------------------------    -------------------------
                                    NUMBER         AVERAGE       NUMBER         AVERAGE
                                      OF          EXERCISE         OF          EXERCISE
                                    SHARES          PRICE        SHARES          PRICE
                                  ----------     ----------    ----------     ----------
OUTSTANDING AT MAY 31, 2001           73,869     $     1.02       111,705     $     0.47

              Expired                 (3,528)          0.86            --             --
              Cancelled              (51,062)          1.03       (47,874)          0.47
                                  ----------     ----------    ----------     ----------

OUTSTANDING AT MAY 31, 2002           19,279     $     1.03        63,831     $     0.47
                                  ----------     ----------    ----------     ----------

OUTSTANDING AT AUGUST 31, 2002        19,279     $     1.03        63,831     $     0.47
                                  ==========     ==========    ==========     ==========

The following table summarizes the status of Options and Warrants at August 31, 2002:

                                                  WEIGHTED                 WEIGHTED
                                                  REMAINING                AVERAGE
 RANGE OF EXERCISE PRICES       SHARES              LIFE               EXERCISE PRICE
----------------------------------------------------------------------------------------
 OPTIONS
 $  1.03                        19,279              2 years                $  1.03

 WARRANTS
 $  0.47                        63,831            2.5 years                $  0.47

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward looking statements, which we have made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements reflect our current views with respect to such future events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Factors that could cause actual results to differ adversely include, without limitation, unexpected laboratory results in clinical studies, inability to secure targeted product endorsers, and timing differences between the scheduled and actual launch date of new products. Without limiting the foregoing, the words "believes," "anticipates", "plans," "expects," and similar expressions are intended to identify forward-looking statements. In addition, forward looking statements include, but are not limited to, statements regarding future financing needs, future revenues, future profitability and factors affecting future liquidity. A number of important factors could cause the Company's actual results to differ materially from those indicated in the forward-looking statements in this discussion. We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

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

RESULTS OF OPERATIONS
Results of Operations For the Three Months Ended August 31, 2002 and 2001.
--------------------------------------------------------------------------

For the quarter ended August 31, 2002, the Company recorded revenues of $1,507,000, an increase of approximately 1% compared to $1,494,000 for the same period in 2001. An overall increase of 14% in combined sales of the Hygienist, Packaging, and Procure lines offset decreases of 8% and 45% in the Proform and Pro-flex lines respectively, when compared to the same period in the prior year. Gross profits increased to $384,000 for the quarter ended August 31, 2002 from $337,000 in 2001. Gross profit as a percent of sales rose to 26% in the quarter ended August 31, 2002 compared to 23% in 2001. The majority of the increase in gross profit as compared to the same fiscal quarter in the prior fiscal year was the result of price increases put into place in calendar year 2002 coupled with increases in sales of the Hygiensist product line which typically experiences higher than average margins when compared to the total mix experienced from all groups.

Marketing expenses for the quarter ending August 31, 2002 increased to $176,000 from $169,000 in 2001, an increase of 4%. An increase in advertising expenses was the primary factory for the increase in Marketing expenses. General and Administrative expenses decreased to $159,000 for the quarter ended August 31, 2002 from $188,000 in 2001, a decrease of 15%. Decreases in legal and professional services were the primary reason for the decrease in General and Administrative expenses.

Interest expense decreased to $3,200 for the quarter ended August 31, 2002 from $6,800 in 2001. The decrease in interest is a combination of reduction of principal on term notes of $11,600 coupled with decreases in variable interest rates. Income tax expense increased to $7,400 for the quarter ended August 31, 2002 from a benefit of $3,800 in 2001. The increase was due to an increase in net profits caused by a combination of increased gross sales, increased gross margins, and a decrease in overall operating expenses. The Company experienced a Net Profit for the quarter ended August 31, 2002 of $31,684 as compared to a Net Loss of $21,798 in 2001.

On August 31, 2002 the Company's total assets were $2,319,000, compared to $2,248,000 at May 31, 2002. The increase of approximately $71,000 was due primarily to increased inventories of $50,000, and increased prepaid expenses and deposits of $46,000. Total liabilities increased by $40,000 from $903,000 at May 31, 2001 to $943,000 at August 31, 2002. Accounts payable increased by approximately $91,000 while long-term debt and accrued expenses decreased by $12,000 and $40,000 respectively as compared to the same period in the prior year. Increases in inventories and corresponding accounts payables are the result of the Company preparing for normal increases in sales during the later part of the first quarter and throughout the second quarter which is consistent with prior years. The majority of increases in prepaid expenses are the result of marketing making deposits on the upcoming fiscal year's conventions and exhibits. Decreases in accrued expenses were the result of the Company paying off expenses which had been accrued in prior periods.

Liquidity and Capital Resources.
--------------------------------

During the three month period ending August 31, 2002, the Company produced a negative cash flow from operations of $42,000. The prior year produced positive cash flows from operations of $31,000 in comparison. The decrease in operating cash flows was primarily caused by increases in inventories and receivables as compared to the same period in the prior year as the Company geared up for normal increases in sales experienced during the end of the first quarter and expected to continue into the second quarter of the current year.

The Company has typically relied on cash flows from operations to finance its working capital needs. The Company has a working capital loan with Oakley National Bank of Buffalo, Minnesota in the amount of $350,000 secured by the Company's inventories and accounts receivable to fund temporary or seasonal variations in cash flows. As of August 31, 2002, the Company had used $238,000 of the credit line leaving a balance of $112,000 available. The Company has traditionally borrowed capital from time to time on term basis to finance necessary purchases of specific capital equipment. As of August 31, 2002, the balance due on all outstanding term loans used for capital equipment purchases was $25,000. Management is confident that these combined sources of capital will be sufficient to finance the current operations of the Company. The Company's future capital requirements will depend on many factors, including growth of the Company's customer base, economic conditions and other factors including the results of future operations.

The Company intends to continue developing it's product lines and expanding its manufacturing capacity. It is estimated that the Company may need to borrow up to $100,000 from traditional banking resources during the next twelve months to finance the acquisition of capital equipment necessary to support such expansion. The Company has not made any commitments for any capital expenditures at this time. The Company is evaluating the possibility of further expanding its plastic extrusion, die cutting, and plastic processing operations. By expanding operations, the Company expects that the number of full time employees it employs will increase by approximately ten percent over the next two years.

There are no known trends, events, or uncertainties known to management at this time that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.

FUTURE EXPECTATIONS

Management of the Company expects sales of its current product lines to show a slight growth over the prior year. Increases in the Proform line are expected to come mainly from sales of materials rather than machines. Management believes that the domestic market for vacuum machines has become saturated and sales to foreign markets will only allow the Company to maintain current market share for this particular product. Sales of the Hygienist line are expected to continue steady growth as marketing efforts continue to take hold. The Company is currently experiencing increased sales resulting from new products within the Packaging line which management expects to continue make up for lost sales in prior quarters. Sales in the Procure line are expected to remain relatively constant for the next three quarters while sales from the Pro-flex line may continue to drop.

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

On September 6, 2002 the Company filed an 8-K reporting that the Company has accepted an offer from Keystone Industries, Inc. to purchase the assets of the Company and assume the majority of the Company's liabilities for $1,400,000. The Board of Directors of Dental Resources, Inc. anticipates that the cash proceeds of the transaction, less related costs and expenses would remain in Dental Resources, Inc. and Dental Resources, Inc. would seek other business opportunities. Keystone's offer equates to approximately $1.72 per share before transaction expenses and represents a 330% premium over the last reported sale price of Dental Resource, Inc common stock on July 22, 2002 of $.40. The offer is conditioned upon final due diligence by Keystone, execution of a definitive agreement and shareholder approval.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 5. OTHER INFORMATION
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On September 6, 2002 the Company filed an 8-K reporting that the Company has accepted an offer from Keystone Industries, Inc. to purchase the assets of the Company and assume the majority of the Company's liabilities for $1,400,000.



                                LIST OF EXHIBITS


The following exhibits are filed with this Form 10-QSB:


Assigned Number     Description
Exhibit 3.1.1       Restated Articles of Incorporation*
Exhibit 3.1.2       Restated Bylaws*
Exhibit 11          Statement Regarding Computation of Earnings Per Share***
Exhibit 99.1        C.E.O. certification statement***
Exhibit 99.2        C.F.O. certification statement***
Exhibit 99.3        8-K Report Regarding Asset Purchase by Keystone Industries**

-----------------------
* - Previously filed with Form 10-SB filed March 7, 2000.
** - Previously filed as Form 8-K filed September 6, 2002.
*** - Filed herewith

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

                               Date: October 15, 2002