Form 10QSB/A
period 2002-08-31
DENTAL RESOURCES INC
filed 2002-11-21
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              FORM 10-QSB/A (NO. 1)


(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION FROM _________ TO __________

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


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES ___     NO __X__

DENTAL RESOURCES, INC.


                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

         ITEM 3.  CONTROLS AND PROCEDURES                                  P. 1


PART II - OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         P. 1

SIGNATURES                                                                 P. 1

CERTIFICATIONS                                                             P. 2

PART I - FINANCIAL INFORMATION

ITEM 3. CONTROLS AND PROCEDURES

Within ninety (90) days prior to October 15, 2002, the filing date for the Company's quarterly report on Form 10-QSB for the period ended August 31, 2002, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.


PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: See Exhibit Index on page following Certifications Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed during the quarter ended August 31, 2002.



                                   SIGNATURES

         In accordance with the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DENTAL RESOURCES, INC.

                             By:      /s/ Bryan A. Nichols
                                 -------------------------------------------
                                      Bryan A. Nichols
                                      Vice President and Chief Financial Officer

                             Date:  November 21, 2002

                                 CERTIFICATIONS

         I, Douglas Murphy, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Dental Resources, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 21, 2002                         By:      /s/ Douglas Murphy
                                                    ----------------------------
                                                Its: Chief Executive Officer

I, Bryan Nichols, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Dental Resources, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 21, 2002                         By:      /s/ Bryan Nichols
                                                    ----------------------------
                                                Its: Chief Financial Officer

                                  EXHIBIT INDEX

Assigned Number          Description
---------------          -----------
Exhibit 3.1              Restated Articles of Incorporation as amended through
                         July 23, 2001
Exhibit 3.2              Restated Bylaws*
Exhibit 11               Statement Regarding Computation of Earnings Per Share**
Exhibit 99.1             C.E.O. certification statement
Exhibit 99.2             C.F.O. certification statement

* - Previously filed with Form 10-SB filed March 7, 2000.
** - Previously filed with Form 10-QSB filed October 15, 2002.