Form 10KSB/A
period 2002-05-31
DENTAL RESOURCES INC
filed 2003-01-14
CIK 356767

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                 FORM 10-KSB/A-1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2002

                         COMMISSION FILE NUMBER 0-30608

                             DENTAL RESOURCES, INC.

                        State of Incorporation: MINNESOTA
                   IRS Employer Identification No. 41-1279182

             530 RIVER STREET SOUTH, DELANO, MN 55328 (763) 972 3801

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE

                                   -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required of file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

   Issuer's revenues for the fiscal year ended May 31, 2002 were $5,904,218.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of January 9, 2003 was $556,726.


The Registrant had 813,565 shares of Common Stock outstanding as of January 9, 2003.

     Transitional Small Business Disclosure Format (Check One) Yes |_| No |X|

================================================================================

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

         THE PRO-FORM LAMINATE SYSTEM

         Products within the Pro-form laminate system include the vacuum forming unit manufactured by the Company, thermoplastic sheets that are used for the construction of removable dental prosthesis, and a variety of sundry items useful for facilitating fabrication of the appliances, such as cutters, adhesives, and lubricants. The Pro-form laminate system is a process that the Company acquired in February of 1981, including rights, title and interest to the Pro-form trademark and all applicable US registered patents. The US patents applicable to the Pro-form laminate system expired in 1994. For the reporting period, sales of products within this group comprised approximately 52% of the Company's sales.

         HYGIENIST AND HOME CARE PRODUCTS

         Products within the Hygienist and Home Care Products group include certain products and chemicals used in dental offices and additional products and chemicals used in the home, which are all functionally related in that they are used by the dental professional for the prevention or alleviation of problems such as caries and gingivitis. Products in this group include fluoride gels and trays, soaps, disposable prophy angles and ancillary products. For the reporting period, sales of products within this group comprised approximately 21% of the Company's sales.

         PACKAGING PRODUCTS

         Products within the packaging group include injection molded plastic boxes and packaging foams for use in the dental and medical industry. The Company customizes its various products to the needs of the end user by stamping or printing the dentist or laboratory name, logo, etc. onto the face of the packaging. For the reporting period, sales of the products within this group comprised approximately 24% of the Company's sales.

         PROCURE LIGHT CURED COMPOSITES

         Products within the Procure product group include a high intensity ultraviolet halogen-light oven manufactured by the Company and light cured composites, which are used for the fabrication of various dental prostheses. For the reporting period, sales of products within this group comprised only about 1% of the Company's sales.

         PRO-FLEX DENTURE SYSTEM

         Products within the Pro-flex denture system include a line of various materials used to fabricate flexible dentures. According to a survey conducted by the American Dental Association in 1988, there were approximately 24 million ill-fitting dentures in North America. As the population ages, the Company believes this number will increase. The Pro-flex denture system was conceived to address the problem of ill-fitting dentures by providing a more natural flexible fit than conventional dentures. Although this is a newly developed product, the Company believes that the Pro-flex line has excellent potential as a product that alleviates the problem of ill-fitting dentures. For the reporting period, sales of products within this product group comprised about 2% of the Company's sales.


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


Status of Any Publicly Announced New Products or Services:

The only product line the introduction of which the Company announced publicly was its Pro-flex product line of flexible dentures in 1999. The sales performance of the Pro-flex product line does not meet the Company's original expectations. The Company conservatively forecasted that the Pro-flex line could capture a modest share of the ill-fitting denture market of approximately 10%. As measured by sales to dental laboratories that the Company estimates provide dentures, the Pro-flex line has sold to approximately 25% of those laboratories but total sales volumes have not yet reached the 10% market goals to the end users of the products. As reported in previous reports by the Company, sales of the Pro-flex line decreased in fiscal year 2001 because the Company had temporarily suspended promotion of the line due to problems with staining and cracking of the Pro-flex products produced by the Company. The Company resumed marketing efforts during the fourth quarter of fiscal year 2001 once the staining and cracking problems had been resolved. Despite the Company's promotion efforts, sales of the product during fiscal year 2002 did not increase as anticipated. Management believes that sales will resume to the levels experienced when the product was first released when the market accepts the new version of the product.

After the introduction of the Pro-flex product line in 1999, the Company did not publicly announce the introduction of any other new product.


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

Gross revenues by product group are as follows:

                                                                SALES BY PRODUCT GROUP
                                          TWELVE MONTHS ENDED                             TWELVE MONTHS ENDED
                                              MAY 31, 2002                                    MAY 31, 2001
                               TOTAL          DOMESTIC          FOREIGN           TOTAL          DOMESTIC          FOREIGN
                           ----------------------------------------------     ----------------------------------------------
PRO-FORM                    $ 3,042,636      $ 2,008,140      $ 1,034,496      $ 2,649,530      $ 1,762,914      $   886,616
HYGIENIST                     1,253,597          877,518      $   376,079        1,418,276        1,177,658          240,618
PACKAGING                     1,412,963        1,087,982      $   324,981        1,351,087          941,192          409,895
PROCURE                          88,414           62,774      $    25,640           77,056           55,431           21,625
PROFLEX                         106,608           93,815      $    12,793          123,964           98,421           25,543
                           ----------------------------------------------     ----------------------------------------------
TOTALS                      $ 5,904,218      $ 4,130,229      $ 1,773,989      $ 5,619,913      $ 4,035,616      $ 1,584,297
                           ==============================================     ==============================================

Sources and Availability of Raw Materials and Names of Principal Suppliers:

Raw materials are purchased from numerous sources. The Company does not rely on any one source for any of its major products.


Dependence on One or Few Major Customers:

For the years ended May 31, 2002 and 2001, the Company derived 18% and 20% of its sales from one customer, Patterson Dental Company (Nasdaq NMS: PDCO).


Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts:

Dental Resources has royalty contracts covering various products based on unit sales to the following companies or individuals: A&M Dental Lab, Mr. Charles Coykendahl, Mr. Jerry Webb, Scott All Sports, Mr. Charlie Bull, and Mr. Tom Mayclin. Some of the agreements have fixed termination dates and some of the agreements are indefinite. Total royalties paid during the fiscal year ended May 31, 2002 aggregated $7,592 compared to $6,716 for the fiscal year ended May 31, 2001.


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


REPORTS TO SECURITY HOLDERS

Prior to the filing of Form 10-SB in 2000, the Company had not filed any other reports with the Securities and Exchange Commission. The Company had only been required to file annual reports with the State of Minnesota's Securities and Real Estate Division pursuant to Minn. Stat. Section 80A.12, Subdivision 10. However, the Company historically sends an annual report along with audited financial statements to security holders annually. Beginning with the fiscal quarter ending February 29, 2000 and for each fiscal quarter thereafter, the Company filed its quarterly report on Form 10-QSB. The Company also filed its annual report on Form 10-KSB for the years ended May 31, 2001, 2000 and 1999. These reports and any other information that the Company has filed with the Securities Exchange Commission may be read or copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20529. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).

The Company also maintains an Internet website at www.dentalresourcesinc.com.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MAY 31, 2002 AND 2001.

For the year ended May 31, 2002, the Company recorded revenues from operations of $5,904,000, an increase of approximately 5% compared to $5,620,000 for the same period in 2001. This increase is attributable to increases in sales in the Proform and Procure lines of products. While decreases were experienced in the Hygienist and Pro-flex lines, the increases in the other lines more than made up for the decreases. Increases in the Packaging line were attributable to sales of new products introduced to the line which made up for the loss of one customer that has typically purchased high volumes at low gross margins and therefore was not expected to have a material influence on the gross profits generated in the future. Revenues from the Pro-flex line decreased by a total of $17,400. Management believes that about 80% or $13,600 of such loss were attributable to staining and cracking problems that customers experienced when the product was first introduced, whereas the remaining loss of about $3,800 was due to customers' preferences for competitors' products. Gross profits increased to $1,515,000 for the year ended May 31, 2002 from $1,448,000 in 2001. The increase in gross profits was due to increased sales. Gross profit as a percent of sales fell from 25.8% in the year ending May 31, 2001 to 25.7% in 2002. The decrease was due to a shift in overall product mix with the majority of the decrease seen as a result of the loss in revenues from the Hygienist and Pro-flex lines that typically experience higher gross margins.

Marketing expenses for the year ending May 31, 2002 increased to $740,000 from $702,000 in 2001 as the Company began to accelerate promotions of its Hygienist and Proflex lines. General and administrative expenses increased by $149,000 to $769,000 for the year ended May 31, 2002 from $620,000 in 2001, an increase of 24%. In connection with the Company's attempts to enter into, and to consummate, a business combination transaction, the Company's need for legal and accounting services and thereby, the Company's expenses for such services, increased significantly. Specifically, legal fees for the period increased by $27,000 and outside accounting fees increased by $14,000. Moreover, the addition of two new directors appointed to fill vacant positions, the fact that the Company's board of directors started to convene more than just once per quarter, and an increase in monthly fees paid to each director, resulted in an increase in the directors' fees of $44,000. Expenses in the amount of $27,000 for consulting services relating to the update of the Company's ISO-9000 quality system and moving expenses of about $10,000 in connection with the move of the Company's operations from the Delano to the Maple Lake facility were also reasons for the increase in general and administrative expenses. Interest expense decreased to $22,000 for the year ended May 31, 2002 from $35,000 in 2001. The decrease in interest is a result of decreased interest rates and a lower total debt being serviced for the twelve month period ended May 31, 2002. Income taxes decreased to a benefit of $3,100 for the year ended May 31, 2002 from an expense of $19,400 in 2001. The decrease in taxes was due to a decrease in net profits from operations as compared to the prior year. Net Income for the year ended May 31, 2002 fell to a loss of $10,800 from a net profit of $72,000 in 2001. The decrease in net income was attributable to increases in both marketing and general and administrative expenses.

On May 31, 2002, the Company's total assets were $2,248,000, compared to $2,177,000 at May 31, 2001. The increase in assets was due primarily to increases in inventories and cash on hand. The increase in inventories was necessary to have more product items at hand to support the increase in sales. Within each of the Company's respective product lines are items that the Company advertises as being a stock item available for immediate shipment. In order to support such claims, the Company increased the percentage of finished goods in inventories as opposed to raw materials in inventory, thus allowing for an increase in customer service because the Company was able to fulfill customer orders immediately, out of the finished goods in the inventories. Total liabilities increased to $903,000 at May 31, 2002, compared to $832,000 at May 31, 2001. The increase in liablilities was mainly attributable to increases in accounts payable and accrued expenses. As of May 31, 2002, stockholders' equity decreased slightly to $1,345,000 from $1,346,000 as of May 31, 2001.


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

The Company has typically relied on cash flows from operations to finance its working capital needs. The Company has a working capital loan with Oakley National Bank of Buffalo, Minnesota in the amount of $350,000 secured by the Company's inventories and accounts receivable to fund temporary or seasonal variations in cash flows. As of May 31, 2002, the Company had used $238,000 of the credit line leaving a balance of $112,000 available. The Company has traditionally borrowed capital from time to time on term basis to finance necessary purchases of specific capital equipment. As of May 31, 2002, the balance due on all outstanding term loans used for capital equipment purchases was $37,000. Management is confident that these combined sources of capital will be sufficient to finance the current operations of the Company. Assuming that the Company will continue to operate its business and not sell its assets (see below, "Sale of Assets"), the Company's future capital requirements will depend on many factors, including growth of the Company's customer base, economic conditions and other factors including the results of future operations.

If the Sale of Assets (see below) is not consummated, then the Company intends to continue developing its existing product lines and expanding its manufacturing capacity. The Company estimates that it would need to borrow up to $150,000 to finance the acquisition of capital equipment necessary to support such expansion. In particular, the Company would continue the development of its extrusion and thermo-forming lines. As a result of such expansion of operations, the Company expects that the number of its full time employees would increase approximately five percent over the next two years. The Company has not made any commitments for any capital expenditures at this time because it intends to sell substantially all of its assets.

With the exception of the anticipated sale of substantially all of its assets (see below), management is not aware of any trends, events, or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. Historically, the first quarter of operations has always been the strongest for the Company due to increased sales of its Pro-form mouthguard line to athletes returning to school in the fall. If the Company continues to operate its business, it will continue to expand the other product lines that it markets, so that the effect of this seasonal business would continue to decline as a material aspect of the Company's operations.

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

Due to the decline of the capital markets and the general economic climate after the terrorists' attack from September 11, Apollo Diamond and Dental decided not to proceed with the suggested merger. The parties signed a mutual release on December 10, 2001 that provided, among other things, for the termination of the merger agreement. As part of such mutual release and as a result of arms-length negotiations, Apollo Diamond agreed to pay, and subsequently paid, to Dental $7,500 to settle any and all claims of Dental. Apollo also released Dental from any and all claims. On December 11, 2001 the Company filed a Form 8-K to report that it had terminated the Agreement and Plan of Reorganization dated August 10, 2001 with Apollo Diamond, Inc.

Upon termination of the agreement with Apollo Diamond, Inc. the board of directors of the Company determined that it was still in the best interest of the shareholders to continue to pursue various possibilities of restructuring the Company's capital resources to include arrangements similar to the structure of the Apollo Diamond agreement. In July 2001 Maven Securities, Inc. with whom a consulting agreement had been reached to do such activities, merged with Equity Securities Investments, Inc. ('Equity'), the investment banking firm formerly retained by Apollo. In July 2002, the directors decided to sign a new consulting agreement with Equity essentially of the same nature as the original agreement with Maven Securities, Inc. to replace the agreement with Maven Securities, Inc. that had since expired. The responsibility of Equity will essentially be to: assist in the sales of the Company's primary business, assist in the identification and evaluation of new strategic business opportunities, and assist in negotiating and structuring and financial transaction(s) between the Company and any strategic target. The term of the agreement is for one year.

In addition, two representatives of Equity, Mr. Edward S. Adams and Mr. Thomas Krosschell, were elected to the Board of Directors to fill vacant positions.

SALE OF ASSETS

On November 1, 2002, the Company signed an Asset Purchase Agreement with DRIA, LLC, a Minnesota limited liability company, and Mycone Dental Supply, Co., Inc., d/b/aKeystone Industries, a New York corporation. In the Asset Purchase Agreement, DRIA agrees to purchase Dental's assets and assume most of Dental's liabilities for $1.4 million in cash, subject to a post-closing net asset adjustment to the purchase price and subject to customary closing conditions, and Keystone agrees to guaranty DRIA's obligations under the Asset Purchase Agreement. Subject to review by the Securities and Exchange Commission, Dental plans to hold a special meeting of its shareholders to approve the transaction.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years the Company has not entered into any material transactions with an officer, director, or a beneficial owner of 5% or more of the Company's common stock, except as follows: During the first half of fiscal 2002 the Company leased facilities from a partnership formed by its Chief

Executive Officer and President, Vice President of Sales, and Chief Financial Officer and Vice President of Operations. These facilities included a 12,000 square foot building at 530 River Street South in Delano, Minnesota and a 10,000 square foot building at 410 Congress Street in Maple Lake, Minnesota. In December 2002 an 11,000 square foot addition was completed on the Maple Lake building and subsequently the Company moved all manufacturing and shipping operations entirely to the Maple Lake Facility and ceased to lease the Delano facility from the partnership. The total of base lease payments paid to the partnership for both facilities during fiscal 2002 was $151,205. Under the new lease for the expanded Maple Lake facility, the Company is obligated to make payments of $115,500 base rent for each of the fiscal years 2003 through 2006; if the lease is not extended, it will expire at the end of August 2006 so that the base rent due for fiscal 2007 would only be $28,875. In addition to the base rent, the Company will have to pay costs and expenses such as taxes, electricity and heating. The facility is relatively new with the recent addition of 11,000 square feet to the original 10,000 square feet (which is now 3 years old). The facility is in excellent condition. Management believes that the lease rate per square foot and other terms and conditions are not materially different than prevailing market rates and conditions. The lease for the Maple Lake facility provides for an option to renew beyond the expiration of the current lease term for an additional period of five years. Lease rates will increase 10% if renewed for the additional five-year term.

Pursuant to the Company's desire to restructure its assets, in July 2002 the directors decided to sign a new consulting agreement with Equity Securities Investments, Inc ("Equity"). Under the agreement, Equity will receive 3% of the total transaction value if the Company sells all or substantially all of its assets or merged with another company. The responsibility of Equity will essentially be to assist in the sales of the Company's primary business, assist in the identification and evaluation of new strategic business opportunities, and assist in negotiating and structuring financial transaction(s) between the Company and any strategic target. The term of the agreement is for one year. Messrs. Edward S. Adams and Thomas Krosschell, two of the current board members of the Company, are principals with Equity. In November 2002, the Company signed an asset purchase agreement with DRIA, LLC. ("DRIA") to sell substantially all of its assets to DRIA. The value of this transaction (purchase price to be paid and current and future liabilities to be assumed) exceeds $3 million. Based on an oral agreement with Equity, Equity will only receive a fixed fee of $50,000 in the event the transaction with DRIA is consummated, instead of a 3% fee based on the transaction value that would amount to at least $90,000. As of December 31, 2002, the Company had not made any payments to Equity nor had the Company made any accruals for services rendered by Equity

Prior to the agreement with Equity, the Company had an investment banking and consulting agreement with Maven Securities, Inc. ("Maven") that was in force from January 2000 to January 2002. One of the principals of Maven, Thomas Krosschell, was elected to the board of the Company in November of 2001. Upon signing of the agreement, Thomas Krosschell and another principal of Maven received warrants to purchase a total of 42,554 shares of the Company's common stock at an exercise price of $.47 per share. The Company did not make any payments to Maven and/or its principals and did not grant any securities in addition to the aforesaid warrants to either Maven or its principals.


ITEM 14. CONTROLS AND PROCEDURES

Within ninety (90) days prior to the filing of this Amendment No.1 to the annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DENTAL RESOURCES, INC.



Dated: January 14, 2003                         By: /s/ Douglas B. Murphy
                                                    ----------------------------
                                                Douglas B. Murphy, President and
                                                Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities, and on the dates indicated.

Dated: January 14, 2003




         BY: /s/ Douglas B. Murphy
            --------------------------------------------
         Douglas B. Murphy, Its President, CEO, Director


         BY: /s/  Bryan A. Nichols
             -------------------------------------------
         Bryan A. Nichols, Vice President, CFO, Director



         BY: /s/ Russel G. Felten
             -------------------------------------------
         Russell G. Felten, Director


         BY: /s/ Edward S. Adams
             -------------------------------------------
         Edward S. Adams, Director


         BY: /s/ Thomas Krosschell
             -------------------------------------------
         Thomas Krosschell, Director

                                  CERTIFICATION

         I, Douglas Murphy, Chief Executive Officer of Dental Resources, Inc., certify that:

         1. I have reviewed this Amendment No.1 to the annual report on Form 10-KSB of Dental Resources, Inc.

         2. Based on my knowledge, this Amendment No. 1 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 1 to the annual report was being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and
                  c) presented in this Amendment No. 1 to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);
                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this Amendment No. 1 to the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: January 14, 2003                    Signature:   /s/ Douglas B. Murphy
                                                     ---------------------------
                                                        Douglas B. Murphy
                                                        Chief Executive Officer

                                  CERTIFICATION

         I, Bryan A Nichols, Chief Financial Officer of Dental Resources, Inc., certify that:

         1. I have reviewed this Amendment No.1 to the annual report on Form 10-KSB of Dental Resources, Inc.

         2. Based on my knowledge, this Amendment No. 1 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 1 to the annual report was being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and
                  c) presented in this Amendment No. 1 to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);
                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this Amendment No. 1 to the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: January 14, 2003                    Signature:   /s/ Bryan A. Nichols
                                                     ---------------------------
                                                        Bryan A. Nichols
                                                        Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        EXHIBIT INDEX TO FORM 10-KSB/A-1

                     For the Fiscal Year Ended May 31, 2002

                             DENTAL RESOURCES, INC.


Exhibit
-------

Exhibit 2.1 Agreement and Plan of Reorganization by and among Apollo Diamond, Inc. and Dental Resources, Inc.(3)

Exhibit 2.2 Asset Purchase Agreement by and among Dental Resources, Inc. and Dental Assets Acquisition, Inc., Douglas B. Murphy, William H. Murphy and Bryan A. Nichols(3)

Exhibit 2.3 Mutual agreement to dissolve Plan of Reorganization by and among Apollo Diamond, Inc. and Dental Resources, Inc.(4)

Exhibit 3.1.1      Restated Articles of Incorporation(1)

Exhibit 3.1.2      Restated Bylaws(1)

Exhibit 10.1       Nedderman/Bedard Royalty Agreement(2)

Exhibit 10.2       Cook Royalty Agreement(2)

Exhibit 10.3       Charlie Bull Royalty Agreement(4)

Exhibit 10.4 Investment Banking Agreement with Equity Securities Investments, Inc.(5)

Exhibit 10.5       Douglas Murphy Employment Contract(5)

Exhibit 10.6       William Murphy Employment Contract(5)

Exhibit 10.7       Bryan Nichols Employment Contract(5)

Exhibit 99.1       C.E.O. certification statement(6)

Exhibit 99.2       C.F.O. certification statement(6)

-------------------------------
(1) Previously filed as part of Issuer's Registration Statement on Form 10-SB filed March 7, 2000.
(2) Previously filed as part of the Second Amendment to Issuer's Registration Statement on Form 10-SB filed July 14, 2000.
(3) Previously filed as part of Issuer's Annual Report on Form 10-KSB Filed August 29, 2001.
(4)  Previously filed as part of Issuer's Form 8-K Filed December 11, 2001.
(5) Previously filed as part of Issuer's Annual Report on Form 10-KSB Filed August 29, 2002.
(6)  Filed Herewith.

99.1 Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002