Form 10QSB
period 2002-11-30
DENTAL RESOURCES INC
filed 2003-01-14
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                                   (MARK ONE)

  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

   ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE
                  TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 0-30608

                             DENTAL RESOURCES, INC.
                             ----------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)
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

         (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE) (763) 972-3801
                                 --------------

                                 NOT APPLICABLE
              ---------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT

 CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION
  13 OR 15(d) OF THE SECURITIES EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR
           SUCHSHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE
             SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
                       REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES (X) NO ( )

   THERE WERE 813,565 SHARES OF COMMON STOCK OUTSTANDING AT NOVEMBER 30, 2002.


     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES ___ NO _X_

                             DENTAL RESOURCES, INC.
                                      INDEX


                                                                         PAGE NO

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of November 30, 2002 and May 31, 2002                     2

Statements of Operations for the three and six months ended
  November 30, 2002 and 2001                                                4

Statements of Cash Flows for the six months ended
  November 30, 2002 and 2001                                                5

Statements of Stockholders' Equity for the period ended
  November 30, 2002                                                         6

Notes to Financial Statements                                               7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              11


ITEM 3.  CONTROLS AND PROCEDURES                                           15


PART II - OTHER INFORMATION                                                15

ITEM 1. LEGAL PROCEEDINGS                                                  15

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                          15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    15

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS               15

ITEM 5. OTHER INFORMATION                                                  15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   15

SIGNATURES                                                                 16

CERTIFICATIONS                                                             17

EXHIBIT INDEX                                                              19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             DENTAL RESOURCES, INC.
                                 BALANCE SHEETS
                    AS OF NOVEMBER 30, 2002 AND MAY 31, 2002
--------------------------------------------------------------------------------

                                                          NOVEMBER 30,          MAY 31,
                                                             2002                2002
                                                          (UNAUDITED)          (AUDITED)
                                                          -----------         -----------
ASSETS:

CURRENT ASSETS:
   Cash                                                   $    18,086         $    83,791
   Accounts receivable - trade, less allowance for
    doubtful accounts of $8,000                               840,989             751,749
   Accounts receivable - other                                    675               3,994
   Income tax receivable                                       29,017              31,277
   Inventories                                                686,531             667,111
   Prepaid expenses                                            67,267              38,751
   Deferred income taxes                                       15,338              15,338
                                                          -----------         -----------
      TOTAL CURRENT ASSETS                                  1,657,903           1,592,011
                                                          -----------         -----------

PROPERTY AND EQUIPMENT:
   Property and equipment                                   1,455,333           1,418,145
   Less: accumulated depreciation                            (830,265)           (763,556)
                                                          -----------         -----------
      PROPERTY AND EQUIPMENT - NET                            625,068             654,589
                                                          -----------         -----------

OTHER ASSETS:
   Patents and trademarks, less accumulated
    amortization of $3,851 and $3,541                           2,049               1,459
                                                          -----------         -----------
      TOTAL OTHER ASSETS                                        2,049               1,459
                                                          -----------         -----------

TOTAL ASSETS                                              $ 2,285,020         $ 2,248,059
                                                          ===========         ===========

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                                 BALANCE SHEETS
                    AS OF NOVEMBER 30, 2002 AND MAY 31, 2002
--------------------------------------------------------------------------------

                                                             NOVEMBER 30,          MAY 31,
                                                                 2002               2002
                                                             (UNAUDITED)          (AUDITED)
                                                             -----------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Line of credit note payable                               $   237,889         $   237,889
   Current portion of long-term debt                              13,632              36,999
   Accounts payable                                              609,288             510,489
   Accrued expenses                                               18,768              66,082
                                                             -----------         -----------
      TOTAL CURRENT LIABILITIES                                  879,577             851,459
                                                             -----------         -----------

LONG-TERM LIABILITIES:
   Deferred income taxes                                          51,947              51,947
                                                             -----------         -----------
         TOTAL LONG-TERM LIABILITIES                              51,947              51,947
                                                             -----------         -----------

COMMITMENTS :

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 8,510,638 shares
    authorized; 813,565 and 813,565 shares issued and
    outstanding, respectively                                      8,136               8,136
   Additional paid-in capital                                  1,628,485           1,628,485
   Accumulated deficit                                          (283,125)           (291,968)
                                                             -----------         -----------
         TOTAL STOCKHOLDERS' EQUITY                            1,353,496           1,344,653
                                                             -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 2,285,020         $ 2,248,059
                                                             ===========         ===========

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS AND SIX MONTHS ENDING NOVEMBER 30, 2002
                             AND NOVEMBER 30, 2001
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          NOVEMBER 30,                        NOVEMBER 30,
                                                     2002              2001              2002              2001
                                                 -----------       -----------       -----------       -----------
SALES                                            $ 1,637,139       $ 1,552,648       $ 3,143,727       $ 3,047,030

COST OF SALES                                      1,239,095         1,120,534         2,361,358         2,277,058
                                                 -----------       -----------       -----------       -----------
GROSS PROFIT                                         398,044           432,114           782,369           769,972

EXPENSES
                    Marketing                        172,460           182,135           348,539           350,568
                    General &
                    Administrative                   249,962           150,588           408,693           339,101
                                                 -----------       -----------       -----------       -----------
TOTAL EXPENSES                                       422,422           332,723           757,232           689,669
                                                 -----------       -----------       -----------       -----------
INCOME (LOSS) FROM OPERATIONS                        (24,378)           99,391            25,137            80,303

OTHER INCOME (EXPENSE)
                    Finance charge income                186               960             2,266             1,788
                    Other expense                         --           (17,108)           (9,304)          (17,612)
                    Interest expense                  (3,781)           (5,870)           (6,996)          (12,701)
                                                 -----------       -----------       -----------       -----------
TOTAL OTHER INCOME (EXPENSE)                          (3,595)          (22,018)          (14,034)          (28,525)
                                                 -----------       -----------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                    (27,973)           77,373            11,103            51,778
                                                 -----------       -----------       -----------       -----------

PROVISION FOR INCOME TAXES                            (5,131)           14,538             2,260            10,743
                                                 -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                $   (22,842)      $    62,835       $     8,843       $    41,035
                                                 ===========       ===========       ===========       ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE         $     (0.03)      $      0.08       $      0.01       $      0.05
                                                 ===========       ===========       ===========       ===========

DILUTED NET INCOME (LOSS) PER COMMON SHARE     * $     (0.03)      $      0.07       $      0.01       $      0.05
                                                 ===========       ===========       ===========       ===========

AVERAGE BASIC SHARES OUTSTANDING                     813,565           813,565           813,565           813,565
AVERAGE DILUTED SHARES OUTSTANDING                   813,565           852,009           832,728           855,123

*All potential shares of common stock are anti-dilutive for the three months ended November 30, 2002.

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                             STATEMENT OF CASH FLOWS
        FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND NOVEMBER 30, 2001
--------------------------------------------------------------------------------

                                                   2002         2001
                                                 --------     --------
CASH FLOWS FROM  OPERATING ACTIVITIES:
   Net income                                    $  8,843     $ 41,035
   Adjustments to Reconcile Net Income to Net
   Cash Provided by (Used in) Operating
     Activities:
     Depreciation                                  57,405       67,763
     Amortization                                     310          250
     Loss on Disposal of Assets                     9,304       15,230
     Compensation Expense on Warrants Issued           --        7,379

CHANGES IN ASSETS AND LIABILITIES:
       Accounts Receivables                       (89,240)     (29,676)
       Other Receivables                            3,319        3,979
       Income Taxes Receivable                      2,260       10,743
       Inventories                                (19,420)      60,957
       Prepaid Expenses                           (28,516)     (40,738)
       Deposits                                        --        2,264
       Accounts Payable                            98,799      (74,035)
       Accrued Expenses                           (47,314)      18,072
                                                 --------     --------
NET CASH PROVIDED BY (USED IN) OPERATING           (4,250)      83,223
  ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment             (38,088)     (61,070)
                                                 --------     --------
NET CASH USED IN INVESTING ACTIVITIES             (38,088)     (61,070)
                                                 --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Line of Credit                --      (20,000)
   Principal Payments on Long-term Debt           (23,367)     (21,374)
                                                 --------     --------
NET CASH USED IN FINANCING ACTIVITIES             (23,367)     (41,374)
                                                 --------     --------

NET DECREASE IN CASH                              (65,705)     (19,221)

CASH - Beginning of Period                         83,791       21,277
                                                 --------     --------

CASH - End of Period                             $ 18,086     $  2,056
                                                 ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During Period for:
     Interest                                    $  6,996     $ 12,701
     Income Taxes                                $     --     $     --

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             AS OF NOVEMBER 30, 2002
--------------------------------------------------------------------------------

                                         COMMON STOCK
                                 ----------------------------
                                    NUMBER                          ADDITIONAL
                                      OF                             PAID-IN        ACCUMULATED
                                    SHARES           AMOUNT          CAPITAL          DEFICIT            TOTAL
                                 -----------      -----------      -----------      -----------       -----------
BALANCE ON MAY 31, 2001               813,565      $     8,136      $ 1,618,644      $  (281,190)      $ 1,345,590

   Net Income (Loss)                       --               --               --          (10,778)          (10,778)
   Compensation Expense on
      Warrants Issued                      --               --            9,841               --             9,841
                                  -----------      -----------      -----------      -----------       -----------


BALANCE ON MAY 31, 2002               813,565            8,136        1,628,485         (291,968)        1,344,653


   Net Income                              --               --               --            8,843             8,843
                                  -----------      -----------      -----------      -----------       -----------

BALANCE ON NOVEMBER 30, 2002      $   813,565      $     8,136      $ 1,628,485      $  (283,125)      $ 1,353,496
                                  ===========      ===========      ===========      ===========       ===========

                             DENTAL RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. INTERIM FINANCIAL STATEMENTS

The information furnished in this report is unaudited but reflects all adjustments (which include only normal recurring adjustments), which are necessary, in the opinion of management, for the fair presentation of the results of the interim period. Actual results for the three and six month periods ended November 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB.


2. REVENUE RECOGNITION

The company's revenues consist of product sales and billings for freight and handling charges. The company recognizes revenue from the sale of products and the associated freight and handling charges when the product is shipped and the risk of ownership is transferred to the customer.


3. NET EARNINGS PER COMMON SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each year. Diluted net income (loss) per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of earnings per share for the three and six months ended November 30, 2002 and 2001 is as follows:

                                               THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                NOVEMBER 30, 2002                   NOVEMBER 30, 2001
                                             BASIC            DILUTED            BASIC           DILUTED
                                           ---------------------------         --------------------------
Net earnings (loss)                        $ (22,842)        $ (22,842)        $  62,835        $  62,835
                                           ---------------------------         --------------------------
Average shares outstanding                   813,565           813,565           813,565          813,565

  Effect of dilutive securities:
              Options and Warrants*                0                 0                 0           38,444
                                           ---------------------------         --------------------------

Equivalent shares                            813,565           813,565           813,565          852,009
                                           ---------------------------         --------------------------
Earnings (loss) per
share                                      $   (0.03)        $   (0.03)        $    0.08        $    0.07
                                           ===========================         ==========================

* All potential shares of common stock are anti-dilutive for the three months ended November 30, 2002.

                                               SIX MONTHS ENDED                SIX MONTHS ENDED
                                              NOVEMBER 30, 2002               NOVEMBER 30, 2001
                                            BASIC          DILUTED          BASIC          DILUTED
                                          ------------------------        ------------------------
Net earnings                              $  8,843        $  8,843        $ 41,035        $ 41,035
                                          ------------------------        ------------------------

Average shares outstanding                 813,565         813,565         813,565         813,565

  Effect of dilutive securities:
              Options and Warrants               0          19,163               0          41,558
                                          ------------------------        ------------------------

Equivalent shares                          813,565         832,728         813,565         855,123
                                          ------------------------        ------------------------

Earnings per share                        $   0.01        $   0.01        $   0.05        $   0.05
                                          ========================        ========================


4. RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed in the period in which the expenses are incurred. Research and development costs for the three and six month periods ended November 30, 2002 were $4,865 and $5,495 as compared to $2,382 and $5,338 for the three and six month periods ended November 30, 2001.

5. MARKET SEGMENT INFORMATION

The Company has one reportable segment, which is the manufacturing and marketing of five associated groups of dental related products. The Company's five product groups are: Proform thermo-forming equipment and supplies, Hygienist chemicals and consumables, Packaging products, Procure ultraviolet light-cured ovens and composites, and Proflex denture materials. These products are sold to various countries worldwide with no one country representing a significant portion of the total sales. The Company does not currently own any assets outside the United States. Gross revenues by product group are as follows:

                                                        SALES BY PRODUCT GROUP
                               THREE MONTHS ENDED                                    THREE MONTHS ENDED
                               NOVEMBER 30, 2002                                     NOVEMBER 30, 2001
                    TOTAL           DOMESTIC           FOREIGN            TOTAL           DOMESTIC           FOREIGN
                 ----------------------------------------------        ----------------------------------------------
PROFORM          $  851,261        $  561,832        $  289,429        $  835,066        $  559,506        $  275,560

HYGIENIST           370,524           259,367           111,157           351,450           246,062           105,388

PACKAGING           379,057           291,874            87,183           324,534           243,300            81,234

PROCURE              17,276            12,266             5,010            15,959            11,739             4,220

PROFLEX              19,021            16,738             2,283            25,639            21,747             3,892
                 ----------------------------------------------        ----------------------------------------------
TOTALS           $1,637,139        $1,142,077        $  495,062        $1,552,648        $1,082,354        $  470,294
                 ==============================================        ==============================================

                                                        SALES BY PRODUCT GROUP
                               THREE MONTHS ENDED                                    THREE MONTHS ENDED
                               NOVEMBER 30, 2002                                     NOVEMBER 30, 2001
                    TOTAL           DOMESTIC           FOREIGN            TOTAL           DOMESTIC           FOREIGN
                 ----------------------------------------------        ----------------------------------------------
PROFORM          $1,608,065        $1,061,323        $  546,742        $1,663,346        $1,082,256        $  581,090


HYGIENIST           709,512           496,658           212,854           633,672           441,567           192,105


PACKAGING           750,541           577,917           172,624           656,431           494,381           162,050


PROCURE              37,962            26,953            11,009            34,468            24,346            10,122


PROFLEX              37,647            33,129             4,518            59,113            52,301             6,812
                 ----------------------------------------------        ----------------------------------------------
TOTALS           $3,143,727        $2,195,980        $  947,747        $3,047,030        $2,094,851        $  952,179
                 ==============================================        ==============================================

6. STOCK OPTIONS AND WARRANTS

The Company has a stock option plan, which allows issuance of stock options to officers and key employees. The exercise price for each option is to be no less than 100% of the fair market value of the common stock on the day the option is granted. Options under this plan have a term of five years. A total of 234,043 shares of common stock have been reserved for this plan. As of November 30, 2002 a total of 139,764 shares remained available to be issued under this plan.

On September 20, 2002 the Board of Directors authorized the issuance of options to Officers Douglas Murphy, William Murphy, and Bryan Nichols. Each officer received an option to purchase 25,000 shares of the Company's common stock at $1.01. On the same date, the Board of Directors also authorized the issuance of warrants to the three outside directors Edward Adams, Russ Felten, and Tom Krosschell. Each outside director received warrants to purchase 25,000 shares of the Company's common stock at a price of $1.01.

The Company follows the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," but applies APB Opinion No.25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees. There was no compensation expense recorded for options and warrants issued to officers and employees.

In March 2000, warrants were granted to consultants of the Company which total 63,831 shares worth of common stock as consideration for assisting the Company in identifying and evaluating strategic business opportunities and helping to negotiate and structure any potential transactions over the following two years. The warrants issued to the consultants allow the holder to purchase the Company's common stock at $0.47 per share. Compensation expense for stock warrants issued to non-employee consultants was expensed equally over the two-year life of the consulting agreement based on a calculation of the fair value of the warrants issued using the Black-Scholes option pricing model. The Company recognized $7,379 of compensation expense for the six-month period ended November 30, 2001. Since the two year period had expired prior to the start of the current fiscal period, no expense was recorded for the six month period ended November 30, 2002. The compensation expense recorded in the quarter ended November 30, 2001 is included in General and Administrative expense on the Company's statement of operations.

The following summarizes transactions for stock options and warrants for the year ended May 31, 2002 and the six months ended November 30, 2002:

                                              STOCK OPTIONS                    WARRANTS
                                        -------------------------     -------------------------
                                         NUMBER           AVERAGE      NUMBER           AVERAGE
                                           OF            EXERCISE        OF            EXERCISE
                                         SHARES            PRICE       SHARES            PRICE
                                        -------------------------     -------------------------
OUTSTANDING AT MAY 31, 2001               73,869         $   1.02      111,705         $   0.47

              Expired                     (3,528)            0.86           --               --
              Cancelled                  (51,062)            1.03      (47,874)            0.47
                                        -------------------------     -------------------------

OUTSTANDING AT MAY 31, 2002               19,279         $   1.03       63,831         $   0.47
                                        -------------------------     -------------------------

              Issued                      75,000             1.01       75,000             1.01

OUTSTANDING AT NOVEMBER 30, 2002          94,279         $   1.01      138,831         $   0.76
                                        =========================     =========================

The following table summarizes the status of Options and Warrants outstanding at November 30, 2002:

                                              WEIGHTED            WEIGHTED
                                             REMAINING             AVERAGE
RANGE OF EXERCISE PRICES       SHARES           LIFE           EXERCISE PRICE
--------------------------------------------------------------------------------
OPTIONS

$ 1.01 to $1.03                94,279       4.05 years             $1.01

WARRANTS

$0.47                          63,831       2.25 years             $0.47
$1.01                          75,000       4.75 years             $1.01

7. SALE OF ASSETS

On November 1, 2002, Dental signed an asset purchase agreement with DRIA, LLC, the Buyer, and Keystone as the Guarantor. The asset purchase agreement provides that DRIA will purchase substantially all of Dental's assets and assume outstanding obligations and liabilities of Dental. As the purchase price, Dental will receive a cash payment of $1,400,000, subject to a net asset adjustment based on Dental's estimated net book value as of the date of closing. Dental will deposit $140,000 of the purchase price into an escrow account for the purpose of securing any payments due to DRIA relating to the net asset adjustment or Dental's indemnification obligations under the Asset Purchase Agreement. Based on a final balance sheet that will be prepared within 60 days after closing, the cash payment to Dental will increase or decrease equal to the amount of money by which Dental's final net book value on the day of the closing of the asset sale is above or below $1,350,000, respectively. Ninety (90) days after closing, the remaining escrow amount will be released to Dental. If the aforesaid transaction is consummated, the Company will cease operating its business as of the effective date of the merger.

If the asset sale is consummated, the Company will make the following payments, all of which will be expensed:
- Performance bonus to three executive officers for past services of $30,000 each;
- Compensation for options cancelled of $20,000 to three executive officers each;
- Fee for services of $5,000 to each of the three non-employee directors;
- Payment to Equity Securities of $50,000; and
- Payment for proprietary rights of $24,500, if any, to executive.

In addition to the payments above, the Company has agreed to redeem 50,000 shares of common stock held by the Company's Chief Executive Officer for a price of $1.01 per share upon consummation of the asset sale.

Amongst other things, the consummation of the asset purchase agreement with DRIA and Keystone is subject to the approval of the agreement by the Company's shareholders. The Company is preparing a proxy statement to be mailed to the shareholders for a special meeting at which, amongst other things, the agreement will be submitted to the shareholders for their approval. The proxy statement is currently under review by the Securities and Exchange Commission; a date for the meeting has not yet been set.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements, which the Company has made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's current views with respect to such future events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Factors that could cause actual results to differ adversely include, without limitation, (i) changes in the reimbursement policies of insurance agencies, health management organizations and/or governmental programs that result in a decreased demand for dental services and therefore, in a reduced demand for the Company's products, (ii) the launch of competing products by domestic and/or foreign competitors who are manufacturing their products at lower labor costs than the Company and thus, would cause the demand for the Company's products to decrease, (iii) unexpected results in test markets, and
(iv) timing differences between the scheduled and actual launch date of new products.

The most important factor that will influence the operation of the Company's business is the business combination transaction the Company is currently involved in:

On September 6, 2002 the Company filed an 8-K reporting that the Company has accepted an offer from Mycone Dental Supply, Co., Inc., d/b/a Keystone Industries, Inc., to purchase the assets of the Company and assume the majority of the Company's liabilities for $1,400,000. On November 1, 2002, Dental signed an asset purchase agreement with DRIA, LLC, the Buyer, and Keystone as the Guarantor. The asset purchase agreement provides that DRIA will purchase substantially all of Dental's assets and assume outstanding obligations and liabilities of Dental. As the purchase price, Dental will receive a cash payment of $1,400,000, subject to a net asset adjustment based on Dental's estimated net book value as of the date of closing. Dental will deposit $140,000 of the purchase price into an escrow account for the purpose of securing any payments due to DRIA relating to the net asset adjustment or Dental's indemnification obligations under the Asset Purchase Agreement. Based on a final balance sheet that will be prepared within 60 days after closing, the cash payment to Dental will increase or decrease equal to the amount of money by which Dental's final net book value on the day of the closing of the asset sale is above or below $1,350,000, respectively. Ninety (90) days after closing, the remaining escrow amount will be released to Dental. If the aforesaid transaction is consummated, the Company will cease operating its business as of the effective date of the merger.

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


INTRODUCTION

Dental Resources, Inc. (the "Company" or "Dental Resources") was incorporated as a "C" corporation in Minnesota in 1976. It has not been the subject of any bankruptcy, receivership or similar proceedings; it has not experienced any material reclassification, merger or consolidation; nor has it purchased or sold a significant amount of assets outside of the ordinary course of its business. The Company is principally engaged in the manufacturing and distribution of a number of specialized dental products and packaging materials for use by the dental and medical industries. The Company's fiscal year ends on May 31.


RESULTS OF OPERATIONS
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001.
---------------------------------------------

For the quarter ended November 30, 2002, the Company recorded revenues of $1,637,000, an increase of approximately 5% compared to $1,553,000 for the same period in 2001. This change is attributable to increased sales in all product groups with the exception of Proflex that experienced a 26% decrease in revenues as compared to the same three month period in the prior year. The most significant growth of 17% was experienced in the Packaging line as the Company continues efforts to recover sales lost in prior periods. Gross profits as a percent of sales dropped to 24.3% for the three months ended November 30, 2002 as compared to 27.8% for the three months ended November 30, 2001. Increased costs of raw materials used in manufacturing coupled with market pressure to hold wholesale pricing constant contributed to diminishing margins as a percent of sales revenue. Even though sales revenues increased for the period, as a result of the decrease in gross margins, gross profits actually decreased by 8% to $398,000 in 2002 from $432,000 in 2001.

Marketing expenses for the quarter ending November 30, 2002 decreased by 5% to $172,000 as compared to $182,000 in 2001. Decreases in advertising expenses, sales samples, and research and development expenses were the primary factors for the decrease in marketing expenses. General and administrative expenses increased significantly to $250,000 in the quarter ended November 30, 2002 from $151,000 for the quarter ended November 30, 2001. Legal and accounting fees increased by $52,000 to $74,000 in 2002 from $22,000 in 2001 which accounted for the majority of the increase for the period. A portion of the increase was due to the Sarbanes-Oxley Act from July 2002 that resulted in (i) changed requirements for the filing of the Company's Form 10-KSB and an increased demand for legal and accounting services in connection therewith, and (ii) the filing of an amendment to a Form 10-QSB report that had become necessary to comply with the Sarbanes-Oxley Act. The majority of the increase was the result of preparing and filing a preliminary proxy statement with regard to a special meeting of the Company's shareholders to approve, amongst other things, the proposed sale of substantially all of Dental's assets to DRIA, LLC, and the subsequent communication with the Securities and Exchange Commission concerning such preliminary proxy statement. In addition to the increases in legal and accounting fees, director fees increased by $32,000 in 2002 as a result of an increase in the number of directors because vacant positions were filled, an increase in the monthly fees paid, and the frequency of meetings resulting from the proposed asset sale.

Interest expense decreased to $3,800 for the quarter ended November 30, 2002 from $5,900 in 2001. The decrease in interest is a combination of reduction of principal on term notes coupled with decreases in variable interest rates. Income taxes decreased to a tax benefit of $5,000 in November 2002 from a

$15,000 expense for the quarter ended November 30, 2001. The overall result for the three month period ended November 30, 2002 was a net loss of $23,000 as compared to a net profit of $63,000 in 2001.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001.
-------------------------------------------

For the six months ended November 30, 2002, the Company recorded revenues of $3,144,000, an increase of approximately 3% compared to $3,047,000 for the same period in 2001. Sales revenues in Proform, the Company's largest product line, decreased in 2002 by 3% as compared to the same six month period in 2001. Sales in the Proflex line experienced a significant drop of 36% as compared to the prior year. Increased sales revenues from the three remaining lines - 12% in Hygienist, 14% in Packaging, and 10% in Procure - offset losses in the Proform and Proflex lines. The result of these changes was an overall increase of 3% in total revenues for the six month period ending November 30, 2002 as compared to the same six month period in 2001. Even though gross revenues for the period increased, gross margin as a percent of sales fell slightly to 24.9% in 2002 from 25.3% in 2001, causing gross profits to increase only slightly by 1.6%.

Marketing expenses for the six months ending November 30, 2002 remained almost constant at $349,000 as compared to $351,000 for 2001. General and administrative expenses increased by 21% to $409,000 in 2002 from $339,000 for the six months ended November 30, 2001. The increase in general and administrative expenses was partially a result of increases in outside accounting expenses of $8,900 and increases of legal expenses of $6,700. A small portion of the increase was the result of changed requirements for the filing of periodic reports such as the Company's 10-KSB pursuant to the Sarbanes-Oxley Act. The majority of the increase was the result of preparing and filing the aforesaid preliminary proxy statement with regard to a special meeting of the Company's shareholders to approve, amongst other things, the proposed sale of substantially all of Dental's assets to DRIA, LLC, and the subsequent communication with the Securities and Exchange Commission concerning such preliminary proxy statement. In addition to the increases in legal and accounting fees, director fees increased by $56,000 as a result of an increase in the number of directors as vacant positions were filled, an increase in the monthly fees paid, and the frequency of meetings resulting from the proposed asset sale.

Interest expense continued to decrease to $7,000 in 2002 from $12,700 for the six months ended November 30, 2001. The decrease in interest is a combination of reduction of principal on term notes coupled with decreases in variable interest rates. Miscellaneous expenses for the six months ended November 30, 2002 decreased to $9,300 in 2002 from approximately $17,600 in 2001. Miscellaneous expenses decreased due primarily to a smaller loss on the retirement of fixed assets in 2002 as compared to 2001. Income taxes decreased to $2,300 for the six months ended November 30, 2002 from $10,700 in 2001. The overall result for the six month period ended November 30, 2002 was a net profit of $8,800 as compared to a net profit of $41,000 in 2001.

On November 30, 2002 the Company's total assets were $2,285,000, compared to $2,248,000 at May 31, 2002. The increase of approximately $37,000 was due to a variety of reasons. Cash on hand decreased by $66,000 resulting from timing differences between accounts receivable collections and accounts payable. Accounts receivable increased by $89,000. The balance of the difference in accounts receivables being the result of increased sales revenues from operations. Inventories increased by $19,000 as more product items were required to support increased sales revenues. Prepaid expenses increased by $29,000 as compared to the prior year. Total Liabilities increased to $932,000 at November 30, 2002 from $903,000 at May 31, 2002. The increase of $29,000 was due to a variety of reasons. Long term debt was reduced by $23,000 as the Company continues to reduce the amounts outstanding under certain term notes. Accounts payable increased by $99,000 as a result of increased inventory purchases, increased legal and accounting expenses incurred but not yet paid, and timing differences in accounts receivable collections. Accrued expenses present at May 31, 2002 were reduced by $47,000 at November 30, 2002 as accruals became settled during the six month period.

LIQUIDITY AND CAPITAL RESOURCES.
-----------------------

During the six-month period ending November 30, 2002, the Company produced a negative cash flow from operations of $4,000. The prior year produced positive cash flows from operations of $83,000 in comparison. Several factors contributed to the decrease in cash flows. Net Income was reduced to $8,800 in 2002 from $41,000 in 2001 mostly as a result of increased general and administrative expenses. Accounts receivable increased by $89,000 in 2002 as compared to $30,000 in 2001 mostly resulting from timing differences in collections. Inventories needed to support growing sales volumes increased by $19,000 in 2002 as compared to a decrease of $61,000 in 2001. Accounts payable, as a result of timing differences in accounts receivable collections, increased by $99,000 in 2002 as compared to a decrease of $75,000 in 2001. Each of these items helped contribute to a negative cash flow from operations. Helping to offset some of the negative cash flow in 2002 was a reduction in accrued expenses of $47,000 as compared to an increase of $18,000 in 2001.

The Company has typically relied on cash flows from operations to finance its working capital needs. The Company has a working capital loan with Oakley National Bank of Buffalo, Minnesota in the amount of $350,000 secured by the Company's inventories and accounts receivable to fund temporary or seasonal variations in cash flows. As of November 30, 2002 the Company had used $238,000 of the credit line leaving a balance of $112,000 available. The Company has traditionally borrowed capital from time to time on a term basis to finance necessary purchases of specific capital equipment. As of November 30, 2002, the balance due on all outstanding term loans used for capital equipment purchases was $13,600. Management is confident that these combined sources of capital will be sufficient to finance the current operations of the Company. The Company's future capital requirements will depend on many factors, including growth of the Company's customer base, economic conditions and other factors including the results of future operations.

In order to achieve growth of sales margins within the Company's current product lines, the Company believes that it must expand its current manufacturing capacity. It is estimated that the Company would need to borrow up to $150,000 from traditional banking resources during the next twelve months to finance the acquisition of capital equipment necessary to support such expansion. The Company has not made any commitments for any capital expenditures at this time, assuming that it will consummate the transaction with DRIA and Keystone and cease operating its business. If the transaction with DRIA and Keystone, however, is not consummated, then, the Company will evaluate the possibility of further expanding its plastic extrusion and plastic processing operations. By expanding operations, the Company expects that the number of its full time employees would increase by approximately five percent over the next two years.

There are no known trends, events, or uncertainties known to management at this time that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.

FUTURE EXPECTATIONS

Management of the Company expects sales of its current product lines to show a slight growth over the prior year. Increases in the Proform line, if any, are expected to come mainly from sales of materials rather than machines. Management believes that the domestic market for vacuum machines has become saturated and sales to foreign markets will only allow the Company to maintain current market share for this particular product. Sales of the Hygienist line are expected to continue steady growth as marketing efforts continue to take hold. The Company is currently experiencing increased sales resulting from new products within the Packaging line which management expects to continue to make up for lost sales in prior quarters. These new products were not publicly announced but merely introduced to the market through normal marketing efforts. These new products that have been introduced to the Packaging line in recent quarters have limited market potential and management does not expect significant increases in sales revenues beyond the increases that the Company has already experienced with regard to these new products. Sales in the Procure line are expected to remain relatively constant for the next two quarters, while sales from the Proflex line may continue to drop.

 The Company continues to enjoy good relations with its distributors, both domestically and internationally. The Company continues to investigate new products to supplement it's lines, to streamline its production facilities, and to implement advanced technologies to strengthen its position with current channels of distribution to assure continued growth in the healthcare industry.

Assuming that the transaction with DRIA and Keystone is not consummated, then, Management believes that gross margins could potentially be increased on existing product lines, leading to higher net profits, by investing in capital equipment used in manufacturing. These same investments would help increase capacity in areas where the Company had previously approached maximum capacity levels limiting expansion of those particular lines.

If the Company continues its business operations, management expects selling and administrative expenses relating to general operations as a percent of sales revenue to decrease slightly, as sales revenues continue to increase in the coming periods leading to increased profitability.

As of November 30, 2002 the Company was in the process of preparing and filing the proxy statement with the SEC which, when approved for release, will be distributed to the shareholders asking for shareholder approval to proceed with the above described transaction.

ITEM 3.  CONTROLS AND PROCEDURES

Within ninety (90) days prior to the filing of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.


PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         See Exhibit Index on page following Certifications.

(b)      Reports on Form 8-K:

         (i) On September 13, 2002, the Company filed a Form 8-K to report that it had accepted an offer from Keystone Industries, Inc. to purchase the Company's assets.

         (ii) On November 1, 2002, the Company filed a Form 8-K to report the signing of an asset purchase agreement with Keystone Industries.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2003
                                 DENTAL RESOURCES, INC.

                                 By:  /s/ Bryan A. Nichols
                                      ------------------------------------------
                                      Bryan A. Nichols
                                      Vice President and Chief Financial Officer

                                  CERTIFICATION

     I, Douglas Murphy, Chief Executive Officer of Dental Resources, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Dental Resources, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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



Dated: January 14, 2003                    Signature:    /s/ Douglas B. Murphy
                                                      --------------------------
                                                         Douglas B. Murphy
                                                         Chief Executive Officer

                                  CERTIFICATION

     I, Bryan A Nichols, Chief Financial Officer of Dental Resources, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Dental Resources, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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



Dated:  January 14, 2003                    Signature:   /s/ Bryan A. Nichols
                                                      --------------------------
                                                         Bryan A. Nichols
                                                         Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit Number             Description
--------------             -----------
     11                    Earnings Per Share Calculations

     99.1                  Certification of Chief Executive Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

     99.2                  Certification of Chief Financial officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002