Form 10KSB/A
period 2002-05-31
DENTAL RESOURCES INC
filed 2003-02-07
CIK 356767

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                 FORM 10-KSB/A-2

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

           Securities registered pursuant to Section 12(g)of the Act:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE

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

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of February 6, 2003 was $556,156.


     The Registrant had 813,565 shares of Common Stock outstanding as of February 7, 2003.



     Transitional Small Business Disclosure Format (Check One) Yes |_| No |X|


================================================================================

                                    PART II





ITEM 7.           FINANCIAL STATEMENTS


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

 /S/   Olsen Thielen & Co, LTD.
St. Paul, Minnesota
July 18, 2002

                             DENTAL RESOURCES, INC.

                                  BALANCE SHEET
                              MAY 31, 2002 AND 2001

================================================================================

                                     ASSETS

                                                            2002         2001
                                                         ----------   ----------
CURRENT ASSETS:
   Cash                                                  $   83,791   $   21,277
   Accounts Receivable, Less Allowance for
      Uncollectibles of $8,000                              751,749      793,808
   Other Receivables                                          3,994        4,879
   Income Taxes Receivable                                   31,277       14,950
   Inventories                                              667,111      649,838
   Prepaid Expenses                                          38,751       30,148
   Deposits                                                      --        9,300
   Deferred Income Taxes                                     15,338       13,201
                                                         ----------   ----------
      Total Current Assets                                1,592,011    1,537,401
                                                         ----------   ----------

PROPERTY AND EQUIPMENT                                    1,418,145    1,375,339
   Less Accumulated Depreciation                            763,556      737,339
                                                         ----------   ----------
      Net Property and Equipment                            654,589      638,000
                                                         ----------   ----------

OTHER ASSETS:
   Patents and Trademarks Less Accumulated
      Amortization of $3,541 and $3,041                       1,459        1,959
                                                         ----------   ----------
      Total Other Assets                                      1,459        1,959
                                                         ----------   ----------



TOTAL ASSETS                                             $2,248,059   $2,177,360
                                                         ==========   ==========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             DENTAL RESOURCES, INC.

                                  BALANCE SHEET
                              MAY 31, 2002 AND 2001


================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      2002           2001
                                                                  -----------    -----------

CURRENT LIABILITIES:
   Line of Credit Note Payable                                    $   237,889    $   256,989
   Current Portion of Long-Term Debt                                   36,999         42,300
   Accounts Payable                                                   510,489        418,191
   Accrued Expenses                                                    66,082         22,897
                                                                  -----------    -----------
      Total Current Liabilities                                       851,459        740,377
                                                                  -----------    -----------

LONG-TERM LIABILITIES:
   Long-Term Debt                                                          --         38,851
   Deferred Income Taxes                                               51,947         52,542
                                                                  -----------    -----------
      Total Long-Term Liabilities                                      51,947         91,393
                                                                  -----------    -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Common Stock - $.01 par value, 20,000,000 Shares Authorized,
      813,565 Shares Issued and Outstanding                             8,136          8,136
   Additional Paid in Capital                                       1,628,485      1,618,644
   Accumulated Deficit                                               (291,968)      (281,190)
                                                                  -----------    -----------
      Total Stockholders' Equity                                    1,344,653      1,345,590
                                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 2,248,059    $ 2,177,360
                                                                  ===========    ===========



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             DENTAL RESOURCES, INC.

                             STATEMENT OF OPERATIONS
                        YEARS ENDED MAY 31, 2002 AND 2001
================================================================================

                                                              Amount
                                                     ---------------------------
                                                         2002           2001
                                                     -----------    -----------
SALES                                                $ 5,904,218    $ 5,619,913

COST OF GOODS SOLD                                     4,389,268      4,172,205
                                                     -----------    -----------

GROSS PROFIT                                           1,514,950      1,447,708
                                                     -----------    -----------

EXPENSES:
   Marketing                                             740,008        702,104
   General and Administrative                            768,973        620,173
                                                     -----------    -----------
      Total Expenses                                   1,508,981      1,322,277
                                                     -----------    -----------

OPERATING INCOME                                           5,969        125,431
                                                     -----------    -----------

OTHER INCOME AND (EXPENSES):
   Finance Charges                                         2,494          1,597
   Interest Expense                                      (22,300)       (35,266)
                                                     -----------    -----------
      Net Other Income and (Expenses)                    (19,806)       (33,669)
                                                     -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                        (13,837)        91,762

INCOME TAX EXPENSE (BENEFIT)                              (3,059)        19,371
                                                     -----------    -----------

NET INCOME (LOSS)                                    $   (10,778)   $    72,391
                                                     ===========    ===========

BASIC NET INCOME (LOSS) PER SHARE                    $     (0.01)   $      0.09
                                                     ===========    ===========

DILUTED NET INCOME (LOSS) PER SHARE                  $     (0.01)   $      0.08
                                                     ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                 813,565        811,644
   Diluted                                               813,565        888,669


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             DENTAL RESOURCES, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2002 AND 2001

================================================================================

                                          Common Stock            Additional
                                    --------------------------     Paid in      Accumulated
                                      Shares         Amount         Capital        Deficit         Total
                                    -----------    -----------    -----------    -----------    -----------
BALANCE on May 31, 2000               1,905,844    $    19,058    $ 1,593,369    $  (353,581)   $ 1,258,846

   Net Income                                                                         72,391         72,391
   Common Stock Issued                    8,212             82          1,719                         1,801
   Common Stock Retired                  (6,000)           (60)        (2,149)                       (2,209)
   Compensation Expense on
      Warrants Issued                                                  14,761                        14,761
   1 for 2.35 Reverse Stock Split    (1,094,491)       (10,944)        10,944                            --
                                    -----------    -----------    -----------    -----------    -----------

BALANCE on May 31, 2001                 813,565          8,136      1,618,644       (281,190)     1,345,590

   Net Loss                                                                          (10,778)       (10,778)
   Compensation Expense
      on Warrants Issued                                                9,841                         9,841
                                    -----------    -----------    -----------    -----------    -----------

BALANCE on May 31, 2002                 813,565    $     8,136    $ 1,628,485    $  (291,968)   $ 1,344,653
                                    ===========    ===========    ===========    ===========    ===========



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             DENTAL RESOURCES, INC.

                             STATEMENT OF CASH FLOWS
                        YEARS ENDED MAY 31, 2002 AND 2001

================================================================================

                                                           2002         2001
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                     $ (10,778)   $  72,391
   Adjustments to Reconcile Net Income (Loss) to Net
        Cash Provided By Operating Activities:
      Depreciation                                         136,463      136,218
      Amortization                                             500          499
      Loss on Disposal of Fixed Assets                      16,898           --
      Compensation Expense on Warrants Issued                9,841       14,761
      Changes in Net Assets and Liabilities:
        Accounts Receivable                                 42,059      (54,221)
        Other Receivables                                      885       (3,977)
        Income Taxes Receivable                            (16,327)     (14,950)
        Inventories                                        (17,273)     (53,396)
        Prepaid Expenses                                    (8,603)       1,176
        Deposits                                             9,300       (7,800)
        Accounts Payable                                    41,548       78,037
        Accrued Expenses                                    43,185      (31,907)
        Income Taxes Payable                                    --       (5,550)
        Deferred Income Taxes                               (2,732)      17,071
                                                         ---------    ---------
      Net Cash Provided By Operating Activities            244,966      148,352
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment                     (119,200)    (117,874)
                                                         ---------    ---------
      Net Cash Used In Investing Activities               (119,200)    (117,874)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Line of Credit                    (19,100)          --
   Principal Payments of Long-Term Debt                    (44,152)     (37,821)
   Proceeds from Issuance of Common Stock                       --        1,801
   Retirement of Common Stock                                   --       (2,209)
                                                         ---------    ---------
      Net Cash Used In Financing Activities                (63,252)     (38,229)
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                             62,514       (7,751)

CASH at Beginning of Year                                   21,277       29,028
                                                         ---------    ---------

CASH at End of Year                                      $  83,791    $  21,277
                                                         =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Change in Property and Equipment from:
      Increase in Accounts Payable                       $  50,750    $      --
   Cash Paid During the Year for:
      Interest                                           $  22,300    $  35,266
      Income Taxes                                       $  16,000    $  22,800

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

Inventories consist of the following:

                                                            May 31
                                                -------------------------------
                                                   2002               2001
                                                ------------       ------------

   Raw Materials                                $   111,432        $   199,812
   Work in Process                                  255,363            234,006
   Finished Goods                                   300,316            216,020
                                                ------------       ------------
      Totals                                    $   667,111        $   649,838
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

                                                          2002                                    2001
                                             --------------------------------       ---------------------------------
                                                BASIC              DILUTED             Basic              Diluted
                                             -------------       ------------       -------------       -------------

         Net Earnings (Loss)                 $   (10,778)        $   (10,778)       $     72,391        $     72,391
                                             ============        ============       =============       =============

         Average Shares Outstanding              813,565             813,565             811,644             811,644

         Effect of Dilutive Securities:
                  Options and Warrants*               --                  --                  --              77,025
                                             ------------        ------------       -------------       -------------

         Equivalent Shares                       813,565             813,565             811,644             888,669
                                             ============        ============       =============       =============

         Earnings (Loss) Per Share           $     (0.01)        $     (0.01)       $       0.09        $       0.08
                                             ============        ============       =============       =============

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

                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                      May 31
                                        -----------------------------------
                                            2002                 2001
                                        --------------       --------------

   Molds                                $     595,410        $     588,906
   Furniture and Fixtures                     751,821              718,510
   Leasehold Improvements                      47,317               39,003
   Computer Software                           23,597               28,920
                                        --------------       --------------

      Total                             $   1,418,145        $   1,375,339
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

NOTE 4 - LONG-TERM DEBT

Long-term debt is as follows:

                                                     May 31
                                       -----------------------------------
                                           2002                 2001
                                       --------------       --------------

   Note payable to Oakley National
   Bank of Buffalo, Minnesota in
   monthly installments of $4,028
   including variable interest at
   1% above the prevailing prime
   rate (5.75% at May 31, 2002) to
   March 2003 when the remaining balance
   is payable. Secured by equipment,
   inventory and accounts receivable.  $      36,999        $      81,151
                                       --------------       --------------
      Total                                   36,999               81,151
   Less Amount Due Within One Year            36,999               42,300
                                       --------------       --------------

      Long-Term Debt                   $          --        $      38,851
                                       ==============       ==============

NOTE 5 - INCOME TAXES

Income tax expense consists of the following:

                                                     May 31
                                       -----------------------------------
                                           2002                 2001
                                       --------------       --------------

   Current:
      State                            $        (327)       $       2,300
   Deferred                                   (2,732)              17,071
                                       --------------       --------------

      Total Income Tax
        Expense (Benefit)              $      (3,059)       $      19,371
                                       ==============       ==============

                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 5 - INCOME TAXES (CONTINUED)

The provision for income taxes varied from the federal statutory rate as follows:

                                             Year Ended May 31
                                       ------------------------------
                                          2002              2001
                                       -----------       ------------

   Federal Tax at Statutory Rate          34.0%              34.0%
   State Income Taxes,
        Net of Federal Benefit            (1.4)               1.8
   Non Deductible Expenses                (3.9)                .6
   Effect of Graduated Tax Rates          (6.6)             (16.5)
   Other                                    --                1.2
                                         ------             ------

      Effective Tax Rate                  22.1%              21.1%
                                         ======             ======

The components of deferred income taxes are as follows:

                                                  May 31
                                       ------------------------------
                                          2002              2001
                                       -----------       ------------

   Current Deferred Tax Assets:
      Allowance for Uncollectibles     $    2,228        $     2,227
      Inventory                            13,110             10,974
                                       -----------       ------------

        Total Current Deferred
           Tax Assets                  $   15,338        $    13,201
                                       ===========       ============

   Noncurrent:
      Deferred Tax Assets:
        Operating Loss Carryforwards   $    9,557        $        --
        Compensation on Stock Warrants      8,191              5,451

      Deferred Tax Liabilities:
        Depreciation                      (69,695)           (57,993)
                                       -----------       ------------

           Net Noncurrent Deferred
              Tax Liability            $  (51,947)       $   (52,542)
                                       ===========       ============

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

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 6 - COMMITMENTS (CONTINUED)

Total rent expense (including real estate taxes, insurance and other costs which are required to be paid by the Company) and future, minimum obligations under the leases are as follows for years ending May 31:

                            Related
                             Party              Other              Total
                          ------------       ------------       -------------

Expense:
   2001                   $   144,397        $        --        $    144,397
   2002                       151,205              7,890             159,095

Commitments:
   2003                   $   115,500        $    12,450        $    127,950
   2004                       115,500             12,450             127,950
   2005                       115,500              7,263             122,763
   2006                       115,500                 --             115,500
   2007                        28,875                 --              28,875
                          ------------       ------------       -------------

      Total               $   490,875        $    32,163        $    523,038
                          ============       ============       =============

EMPLOYMENT CONTRACTS -

The Company has entered into five-year employment agreements with officers Douglas Murphy, William Murphy, and Bryan Nichols. The agreements, which expire in May 2007, provide for the payment of salaries that are adjusted annually for changes in cost of living, and annual bonuses based on the Company's performance. With the exception of termination due to disability, the termination of the employment agreements by the Company prior to May 31, 2007 does not affect the Company's obligation to pay such salaries and annual bonuses until May 31, 2007.


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

                             DENTAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 8 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The following summarizes transactions for stock options and warrants for the years ended May 31, 2002 and 2001:

                                                           Stock Options                          Warrants
                                                   ------------------------------       -----------------------------
                                                     Number            Average           Number            Average
                                                       of             Exercise             of             Exercise
                                                     Shares             Price            Shares             Price
                                                   -----------       ------------       ----------       ------------
Outstanding May 31, 2000                               85,861          $  1.01            111,705          $   .47

   Issued                                               1,397              .59                 --               --
   Cancelled                                           (8,426)            1.03                 --               --
   Exercised                                           (3,494)             .52                 --               --
   Expired                                             (1,469)             .54                 --               --
                                                   -----------                          ----------

Outstanding May 31, 2001                               73,869             1.02            111,705              .47

   Expired                                             (3,528)             .86
   Cancelled                                          (51,062)            1.03            (47,874)             .47
                                                   -----------                          ----------

Outstanding May 31, 2002                               19,279             1.03             63,831              .47
                                                   ===========                          ==========

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

Gross revenues by product group are as follows:

                                    YEAR ENDED MAY 31, 2002
                    --------------------------------------------------------
                        TOTAL              DOMESTIC              FOREIGN
                    --------------       --------------       --------------
   Pro-form         $   3,042,636        $   2,008,140        $   1,034,496
   Hygienist            1,253,597              877,518              376,079
   Packaging            1,412,963            1,087,982              324,981
   Procure                 88,414               62,774               25,640
   Pro-flex               106,608               93,815               12,793
                    --------------       --------------       --------------

      Totals        $   5,904,218        $   4,130,229        $   1,773,989
                    ==============       ==============       ==============

                                    Year Ended May 31, 2001
                    --------------------------------------------------------
                        Total              Domestic              Foreign
                    --------------       --------------       --------------
   Pro-form         $   2,649,530        $   1,762,914        $     886,616
   Hygienist            1,418,276            1,177,658              240,618
   Packaging            1,351,087              941,192              409,895
   Procure                 77,056               55,431               21,625
   Pro-flex               123,964               98,421               25,543
                    --------------       --------------       --------------

      Totals        $   5,619,913        $   4,035,616        $   1,584,297
                    ==============       ==============       ==============

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


                                    PART III


ITEM 10.          EXECUTIVE COMPENSATION


                                           Executive Compensation Table
                                           ----------------------------

                                                                Annual              Long Term
                                                             Compensation          Compensation
                                                        -----------------------     Securities              All
                                             Fiscal                                 Underlying             Other
Name and Principal Position                   Year       Salary       Bonus          Options         Compensation (1)
------------------------------------        ----------  ----------  -----------  -----------------  --------------------
Douglas Murphy                                2000      $   96,434  $   12,091         0                $      2,580
Chief Executive Officer                       2001      $  102,022  $   11,019         0                $      3,407
                                              2002      $  107,200  $    8,906         0                $      4,980

William Murphy                                2000      $   96,434  $   12,230         0                $      2,580
Vice President Sales                          2001      $  103,707  $   13,400         0                $      2,580
                                              2002      $  109,298  $    8,261         0                $     11,080(2)

Bryan Nichols                                 2000      $   96,434  $   12,990         0                $      2,580
Chief Financial Officer                       2001      $  103,707  $   11,901         0                $      2,580
                                              2002      $  109,148  $    8,261         0                $      2,580


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

EMPLOYMENT CONTRACTS

The Company has entered into five-year employment agreements with officers Douglas Murphy, William Murphy, and Bryan Nichols. The agreements, which expire in May 2007, provide for the payment of salaries that are adjusted annually for changes in cost of living, and annual bonuses based on the Company's performance. With the exception of termination due to disability, the termination of the employment agreements by the Company prior to May 31, 2007 does not affect the Company's obligation to pay such salaries and annual bonuses until May 31, 2007. In fiscal year 2003, each of the aforesaid officers is receiving an annual salary of $118,269. Assuming that these salaries are not increased for changes in costs of living, and without considering any bonus payments to be made to the officers on or prior to May 31, 2007, the Company has to pay to each of the officers at least $591,345 for the period covered by the employment agreements (June 1, 2002 through May 31, 2007), resulting in a minimum commitment of at least $1,774,035 of the Company under the three employment agreements.

STOCK OPTIONS AND WARRANTS

The following table sets forth all options and warrants that have been granted as of May 31, 2002, the end of the Company's last fiscal year.

                                                             DATE           DATE          NUMBER OF      EXERCISE
GRANTEE                       CAPACITY                       GRANTED        EXPIRES       SHARES (1)     PRICE
-----------------------------------------------------------------------------------------------------------------
Russ Felten                   Director                       09/01/1999    08/31/2004      2,128           1.03

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

Corey Cummings                Purchasing Manager             09/01/1999    08/31/2004      5,533           1.03

Harlo Falde                   Shipping                       09/01/1999    08/31/2004      2,894           1.03

Timothy Smith                 Plant Manager                  09/01/1999    08/31/2004      5,532           1.03

Daniel Schrader               Consultant                     03/02/2000    03/01/2005     21,277           0.47

Thomas Krosschell             Consultant                     03/02/2000    03/01/2005     21,277           0.47

Yvonne Felten                 Consultant                     03/02/2000    03/01/2005     21,277           0.47
                                                                                          ------
TOTAL                                                                                     83,110


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

Based on a decision of its board of directors from March 2002, the Company renewed the employment agreements with its Chief Executive Officer and President, Vice President of Sales, and Chief Financial Officer and Vice President of Operations, which were scheduled to expire in May 2002. See Item 10, Executive Compensation.

Pursuant to the Company's desire to restructure its assets, in July 2002 the directors decided to sign a new consulting agreement with Equity Securities Investments, Inc ("Equity"). Under the agreement, Equity will receive 3% of the total transaction value if the Company sells all or substantially all of its assets or merged with another company. The responsibility of Equity will essentially be to assist in the sales of the Company's primary business, assist in the identification and evaluation of new strategic business opportunities, and assist in negotiating and structuring financial transaction(s) between the Company and any strategic target. The term of the agreement is for one year. Messrs. Edward S. Adams and Thomas Krosschell, two of the current board members of the Company, are principals with Equity. In November 2002, the Company signed an asset purchase agreement with DRIA, LLC. ("DRIA") to sell substantially all of its assets to DRIA. The value of this transaction (purchase price to be paid and current and future liabilities to be assumed) exceeds $2 million. Based on an oral agreement with Equity, Equity will only receive a fixed fee of $50,000 in the event the transaction with DRIA is consummated, instead of a 3% fee based on the transaction value that would amount to at least $60,000. As of December 31, 2002, the Company had not made any payments to Equity nor had the Company made any accruals for services rendered by Equity

Prior to the agreement with Equity, the Company had an investment banking and consulting agreement with Maven Securities, Inc. ("Maven") that was in force from January 2000 to January 2002. One of the principals of Maven, Thomas Krosschell, was elected to the board of the Company in November of 2001. Upon signing of the agreement, Thomas Krosschell and another principal of Maven received warrants to purchase a total of 42,554 shares of the Company's common stock at an exercise price of $.47 per share. The Company did not make any payments to Maven and/or its principals and did not grant any securities in addition to the aforesaid warrants to either Maven or its principals.


ITEM 14. CONTROLS AND PROCEDURES

Within ninety (90) days prior to the filing of this Amendment No.2 to the annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DENTAL RESOURCES, INC.



Dated:  February 7, 2003                    By:  /s/  Douglas B. Murphy
                                                --------------------------------
                                                Douglas B. Murphy, President and
                                                  Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities, and on the dates indicated.

Dated: February 7, 2003




         BY: /s/ Douglas B. Murphy
            --------------------------------------------------
         Douglas B. Murphy, Its President, CEO, Director


         BY: /s/  Bryan A. Nichols
             -------------------------------------------------
         Bryan A. Nichols, Vice President, CFO, Director



         BY: /s/ Russel G. Felten
             -------------------------------------------------
         Russell G. Felten, Director


         BY: /s/ Edward S. Adams
             -------------------------------------------------
         Edward S. Adams, Director


         BY: /s/ Thomas Krosschell
             -------------------------------------------------
         Thomas Krosschell, Director

                                  CERTIFICATION

         I, Douglas Murphy, Chief Executive Officer of Dental Resources, Inc., certify that:

         1. I have reviewed this Amendment No. 2 to the annual report on Form 10-KSB of Dental Resources, Inc.

         2. Based on my knowledge, this Amendment No. 2 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 2 to the annual report was being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and
                  c) presented in this Amendment No. 2 to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);
                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this Amendment No. 2 to the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  February 7, 2003           Signature:        /s/ Douglas B. Murphy
                                             -----------------------------------
                                                     Douglas B. Murphy
                                                     Chief Executive Officer

                                  CERTIFICATION

         I, Bryan A Nichols, Chief Financial Officer of Dental Resources, Inc., certify that:

         1. I have reviewed this Amendment No. 2 to the annual report on Form 10-KSB of Dental Resources, Inc.

         2. Based on my knowledge, this Amendment No. 2 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 2 to the annual report was being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and
                  c) presented in this Amendment No. 2 to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);
                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this Amendment No. 2 to the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  February 7, 2003       Signature:        /s/ Bryan A. Nichols
                                          --------------------------------------
                                                 Bryan A. Nichols
                                                 Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        EXHIBIT INDEX TO FORM 10-KSB/A-2

                     For the Fiscal Year Ended May 31, 2002

                             DENTAL RESOURCES, INC.


Exhibit
-------

Exhibit 2.1 Agreement and Plan of Reorganization by and among Apollo Diamond, Inc. and Dental Resources, Inc. (3)

Exhibit 2.2 Asset Purchase Agreement by and among Dental Resources, Inc. and Dental Assets Acquisition, Inc., Douglas B. Murphy, William H. Murphy and
                           Bryan A. Nichols (3)

Exhibit 2.3 Mutual agreement to dissolve Plan of Reorganization by and among Apollo Diamond, Inc. and Dental Resources, Inc. (4)

Exhibit 3.1.1              Restated Articles of Incorporation (1)

Exhibit 3.1.2              Restated Bylaws (1)

Exhibit 10.1               Nedderman/Bedard Royalty Agreement (2)

Exhibit 10.2               Cook Royalty Agreement (2)

Exhibit 10.3               Charlie Bull Royalty Agreement (4)

Exhibit 10.4 Investment Banking Agreement with Equity Securities Investments, Inc. (5)

Exhibit 10.5               Douglas Murphy Employment Contract (5)

Exhibit 10.6               William Murphy Employment Contract (5)

Exhibit 10.7               Bryan Nichols Employment Contract (5)

Exhibit 99.1               C.E.O. certification statement (6)

Exhibit 99.2               C.F.O. certification statement (6)

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