Form 10QSB
period 2003-02-28
DENTAL RESOURCES INC
filed 2003-04-14
CIK 356767

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                      ACT

            For the transition period from __________ to __________.

                          COMMISSION FILE NO. 000-30608

                                   DTLL, INC.
             (Exact name of registrant as specified in its charter)

                     MINNESOTA                       41-1279182
             (State of Incorporation)           (IRS Employer ID #)

                             701 XENIA AVENUE SOUTH
                                    SUITE 130
                             GOLDEN VALLEY, MN 55416
                    (Address of Principal Executive Offices)

                                 (763) 923 2266
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes _X_ No ___


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                  CLASS: COMMON STOCK, PAR VALUE $.01 PER SHARE
                OUTSTANDING SHARES AS OF APRIL 11, 2003: 763,565

                                   DTLL, INC.
                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION.................................................

   ITEM 1. FINANCIAL STATEMENTS..............................................

      Balance Sheets as of February 28, 2003 and May 31, 2002................ 3

      Statements of Operations for the Three and Nine Months Ended
      February 28, 2003 and 2002............................................. 5

      Statements of Cash Flows for the Nine Months Ended
      February 28, 2003 and 2002............................................. 6

      Statement of Stockholders' Equity for the Period Ended
      February 28, 2003...................................................... 7

      Notes to Financial Statements.......................................... 8

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.........................................13

   ITEM 3. CONTROLS AND PROCEDURES...........................................16


PART II OTHER INFORMATION....................................................16

   Item 1. Legal Proceedings.................................................16

   Item 2. Changes in Securities and Use of Proceeds.........................16

   Item 3. Default Upon Senior Securities....................................16

   Item 4. Submission of Matters to a Vote of Security Holders...............16

   Item 5. Other Information.................................................16

   Item 6. Exhibits and Reports on Form 8-K..................................17


SIGNATURES...................................................................17


CERTIFICATIONS...............................................................18


EXHIBIT INDEX................................................................20

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                    DTLL, INC
                                 BALANCE SHEETS
                    AS OF FEBRUARY 28, 2003 AND MAY 31, 2002
--------------------------------------------------------------------------------

                                                        FEBRUARY 28,        MAY 31,
                                                           2003              2002
                                                        (UNAUDITED)        (AUDITED)
                                                        -----------       -----------
ASSETS:

CURRENT ASSETS:
   Cash                                                 $    41,406       $    83,791
   Accounts receivable - trade, less allowance for
    doubtful accounts of $8,000                             819,698           751,749
   Accounts receivable - other                                7,454             3,994
   Income tax receivable                                     40,410            31,277
   Inventories                                              698,577           667,111
   Prepaid expenses                                          55,560            38,751
   Deferred income taxes                                     15,338            15,338
                                                        -----------       -----------
      TOTAL CURRENT ASSETS                                1,678,443         1,592,011
                                                        -----------       -----------

PROPERTY AND EQUIPMENT:
   Property and equipment                                 1,454,227         1,418,145
   Less: accumulated depreciation                          (863,008)         (763,556)
                                                        -----------       -----------
      PROPERTY AND EQUIPMENT - NET                          591,219           654,589
                                                        -----------       -----------

OTHER ASSETS:
   Patents and trademarks, less accumulated
    amortization of $4,021 and $3,541                         1,879             1,459
                                                        -----------       -----------
      TOTAL OTHER ASSETS                                      1,879             1,459
                                                        -----------       -----------

TOTAL ASSETS                                            $ 2,271,541       $ 2,248,059
                                                        ===========       ===========

See Accompanying Notes to Financial Statements

                                   DTLL, INC.
                                 BALANCE SHEETS
                    AS OF FEBRUARY 28, 2003 AND MAY 31, 2002
--------------------------------------------------------------------------------

                                                           FEBRUARY 28,        MAY 31,
                                                              2003              2002
                                                           (UNAUDITED)        (AUDITED)
                                                           -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Line of credit note payable                             $   237,889       $   237,889
   Current portion of long-term debt                                --            36,999
   Accounts payable                                            671,879           510,489
   Accrued expenses                                              7,290            66,082
                                                           -----------       -----------
      TOTAL CURRENT LIABILITIES                                917,058           851,459
                                                           -----------       -----------

LONG-TERM LIABILITIES:
   Deferred income taxes                                        51,947            51,947
                                                           -----------       -----------
         TOTAL LONG-TERM LIABILITIES                            51,947            51,947
                                                           -----------       -----------

COMMITMENTS:

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 8,510,638 shares
    authorized; 813,565 and 813,565 shares issued and
    outstanding, respectively                                    8,136             8,136
   Additional paid-in capital                                1,628,485         1,628,485
   Retained deficit                                           (334,085)         (291,968)
                                                           -----------       -----------
         TOTAL STOCKHOLDERS' EQUITY                          1,302,536         1,344,653
                                                           -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 2,271,541       $ 2,248,059
                                                           ===========       ===========

See Accompanying Notes to Financial Statements

                                   DTLL, INC.
                            STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDING FEBRUARY 28, 2003 AND 2002
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                FEBRUARY 28,                    FEBRUARY 28,
                                            2003            2002            2003            2002
                                        ---------------------------     ---------------------------
SALES                                   $ 1,423,856     $ 1,312,302     $ 4,567,583     $ 4,359,332

COST OF SALES                             1,099,129       1,037,087       3,460,487       3,314,145
                                        -----------     -----------     -----------     -----------
GROSS PROFIT                            $   324,727     $   275,215     $ 1,107,096     $ 1,045,187

EXPENSES
            Marketing                       176,436         175,758         524,975         526,327
            General & Administrative        206,435         150,813         615,128         489,916
                                        -----------     -----------     -----------     -----------
TOTAL EXPENSES                          $   382,871     $   326,571     $ 1,140,103     $ 1,016,243
                                        -----------     -----------     -----------     -----------
INCOME (LOSS) FROM OPERATIONS           $   (58,144)    $   (51,356)    $   (33,007)    $    28,944

OTHER INCOME (EXPENSE)
            Finance charge income             1,280           1,634           3,546           3,422
            Other income (expense)           (2,224)         (1,685)        (11,528)        (19,293)
            Interest expense                 (3,265)         (4,364)        (10,261)        (17,065)
                                        -----------     -----------     -----------     -----------
TOTAL OTHER INCOME (EXPENSE)            $    (4,209)    $    (4,415)    $   (18,243)    $   (32,936)
                                        -----------     -----------     -----------     -----------

LOSS BEFORE INCOME TAXES                $   (62,353)    $   (55,771)    $   (51,250)    $    (3,992)
                                        -----------     -----------     -----------     -----------

INCOME TAX BENEFIT                          (11,393)        (11,257)         (9,133)           (514)
                                        -----------     -----------     -----------     -----------

NET LOSS                                $   (50,960)    $   (44,514)    $   (42,117)    $    (3,478)
                                        ===========     ===========     ===========     ===========

BASIC NET LOSS PER COMMON SHARE         $     (0.06)    $     (0.05)    $     (0.05)    $     (0.00)
                                        ===========     ===========     ===========     ===========

DILUTED NET LOSS PER COMMON SHARE*      $     (0.06)    $     (0.05)    $     (0.05)    $     (0.00)
                                        ===========     ===========     ===========     ===========

AVERAGE BASIC SHARES OUTSTANDING            813,565         813,565         813,565         813,565
AVERAGE DILUTED SHARES OUTSTANDING          813,565         813,565         813,565         813,565

* All potential common shares are antidillutive for the three and nine month periods ended February 28, 2003 and 2002.


See Accompanying Notes to Financial Statements

                                    DTLL, INC
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

                                                       2003          2002
                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                         $ (42,117)    $  (3,478)
   Adjustments to Reconcile Net Loss to Net Cash
        Provided by Operating Activities:
     Depreciation                                      99,452       101,339
     Amortization                                         480           375
     Loss on Disposal of Assets                         9,304        16,137
     Compensation Expense on Warrants Issued               --         9,842

CHANGES IN ASSETS AND LIABILITIES:
       Accounts Receivables                           (67,949)       44,527
       Other Receivables                               (3,460)        3,279
       Income Taxes Receivable                         (9,133)      (16,514)
       Inventories                                    (31,466)       10,909
       Prepaid Expenses                               (16,809)      (19,043)
       Deposits                                            --         6,593
       Accounts Payable                               161,390        16,532
       Accrued Expenses                               (58,792)       (8,819)
                                                    ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES              40,900       161,679

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment                 (46,286)      (87,462)
                                                    ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                 (46,286)      (87,462)
                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Line of Credit                    --       (20,000)
   Principal Payments on Long-term Debt               (36,999)      (32,628)
                                                    ---------     ---------
NET CASH USED IN FINANCING ACTIVITIES                 (36,999)      (52,628)
                                                    ---------     ---------

NET DECREASE IN CASH                                  (42,385)       21,589

CASH - Beginning of Period                             83,791        21,277
                                                    ---------     ---------

CASH - End of Period                                $  41,406     $  42,866
                                                    =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During Period for:
     Interest                                       $  10,261     $  17,065
     Income Taxes                                   $      --     $  16,000


See Accompanying Notes to Financial Statements

                                   DTLL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             AS OF FEBRUARY 28, 2003
--------------------------------------------------------------------------------

                                              COMMON STOCK
                                     ----------------------------
                                      NUMBER                              ADDITIONAL
                                        OF                                 PAID-IN          ACCUMULATED
                                      SHARES             AMOUNT            CAPITAL            DEFICIT            TOTAL
                                    ----------         ----------         ----------        ----------         ----------
BALANCE ON MAY 31, 2001                813,565         $    8,136         $1,618,644        $ (281,190)        $1,345,590

   Net Loss                                                                                    (10,778)           (10,778)
   Compensation Expense on
      Warrants Issued                                                          9,841                                9,841
                                    ----------         ----------         ----------        ----------         ----------

BALANCE ON MAY 31, 2002                813,565              8,136          1,628,485          (291,968)         1,344,653

   Net Loss                                                                                    (42,117)           (42,117)
                                    ----------         ----------         ----------        ----------         ----------

BALANCE ON FEBRUARY 28, 2003           813,565         $    8,136         $1,628,485        $ (334,085)        $1,302,536
                                    ==========         ==========         ==========        ==========         ==========


See Accompanying Notes to Financial Statements

                                   DTLL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. INTERIM FINANCIAL STATEMENTS

The information furnished in this report is unaudited but reflects all adjustments (which include only normal recurring adjustments) that are necessary, in the opinion of management, for the fair presentation of the results of the interim period. Actual results for the three- and nine-month periods ended February 28, 2003 are not indicative of the results to be expected for the full fiscal year, especially since the Company ceased operating its business following the sale of substantially all of its assets on March 20, 2003 (see below, Note 8). These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB.


2. REVENUE RECOGNITION

The company's revenues consist of product sales and billings for freight and handling charges. The Company recognizes revenue from the sale of products and the associated freight and handling charges when the product is shipped and the risk of ownership is transferred to the customer.


3. NET EARNINGS PER COMMON SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each year. Diluted net income (loss) per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of earnings per share for the three and nine months ended February 28, 2003 and 2002 is as follows:

                                             THREE MONTHS ENDED              THREE MONTHS ENDED
                                              FEBRUARY 28, 2003               FEBRUARY 28, 2002
                                           BASIC          DILUTED          BASIC          DILUTED
                                         ---------       ---------       ---------       ---------
Net earnings (loss)                      $ (50,960)      $ (50,960)      $ (44,514)      $ (44,514)
                                         ---------       ---------       ---------       ---------

Average shares outstanding                 813,565         813,565         813,565         813,565

  Effect of dilutive securities:
              Options and Warrants*              0               0               0               0
                                         ---------       ---------       ---------       ---------

Equivalent shares                          813,565         813,565         813,565         813,565
                                         ---------       ---------       ---------       ---------

Earnings (loss) per
share                                    $   (0.06)      $   (0.06)      $   (0.05)      $   (0.05)
                                         =========       =========       =========       =========

* All potential common shares are antidillutive for the three month periods ended February 28, 2003 and 2002.

                                              NINE MONTHS ENDED              NINE MONTHS ENDED
                                              FEBRUARY 28, 2003              FEBRUARY 28, 2002
                                            BASIC         DILUTED          BASIC          DILUTED
                                         ---------       ---------       ---------       ---------
Net earnings (loss)                      $ (42,117)      $ (42,117)      $  (3,478)      $  (3,478)
                                         ---------       ---------       ---------       ---------

Average shares outstanding                 813,565         813,565         813,565         813,565

  Effect of dilutive securities:
              Options and Warrants*              0               0               0               0
                                         ---------       ---------       ---------       ---------

Equivalent shares                          813,565         813,565         813,565         813,565
                                         ---------       ---------       ---------       ---------

Earnings (loss) per
share                                    $   (0.05)      $   (0.05)      $   (0.00)      $   (0.00)
                                         =========       =========       =========       =========

* All potential common shares are antidillutive for the nine month periods ended February 28, 2003 and 2002.


4. RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed in the period in which the expenses are incurred. Research and development costs for the three and nine month periods ended February 28, 2003 were $1,574 and $7,068 as compared to $2,004 and $9,724 for the three and nine month periods ended February 28, 2002.


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

                                               SALES BY PRODUCT GROUP
                           THREE MONTHS ENDED                           THREE MONTHS ENDED
                           FEBRUARY 28, 2003                            FEBRUARY 28, 2002
                  TOTAL        DOMESTIC        FOREIGN         TOTAL        DOMESTIC        FOREIGN
               -------------------------------------------------------------------------------------
PROFORM        $  721,974     $  470,784     $  251,190  |  $  648,211     $  422,685     $  225,526
                                                         |
HYGIENIST      $  312,895        219,026         93,869  |     348,416        243,891        104,525
                                                         |
PACKAGING      $  352,952        263,110         89,842  |     266,557        198,706         67,851
                                                         |
PROCURE        $   19,067         13,347          5,720  |      24,596         17,217          7,379
                                                         |
PROFLEX        $   16,968         15,209          1,759  |      24,522         21,980          2,542
               -------------------------------------------------------------------------------------
                                                         |
TOTALS         $1,423,856     $  981,476     $  442,380  |  $1,312,302     $  904,479     $  407,823
               =====================================================================================

                                               SALES BY PRODUCT GROUP
                           NINE MONTHS ENDED                            NINE MONTHS ENDED
                           FEBRUARY 28, 2003                            FEBRUARY 28, 2002
                  TOTAL        DOMESTIC        FOREIGN         TOTAL        DOMESTIC        FOREIGN
               -------------------------------------------------------------------------------------
PROFORM        $2,316,018     $1,505,362     $  810,656  |  $2,311,862     $1,502,664     $  809,198
                                                         |
HYGIENIST       1,003,736        702,816        300,920  |   1,043,114        730,389        312,725
                                                         |
PACKAGING       1,132,233        820,498        311,735  |     862,231        624,835        237,396
                                                         |
PROCURE            61,165         42,770         18,395  |      60,382         42,223         18,159
                                                         |
PROFLEX            54,431         48,988          5,443  |      81,743         73,569          8,174
               -------------------------------------------------------------------------------------
                                                         |
TOTALS         $4,567,583     $3,120,434     $1,447,149  |  $4,359,332     $2,973,680     $1,385,652
               =====================================================================================


6. STOCK OPTIONS AND WARRANTS

The Company has a stock option plan, that allows the issuance of stock options to officers and key employees. The exercise price for each option is to be no less than 100% of the fair market value of the common stock on the day the option is granted. Options under this plan have a term of five years. A total of 234,043 shares of common stock have been reserved for this plan. As of February 28, 2003 a total of 145,297 shares remained available to be issued under this plan.

On September 20, 2002 the Board of Directors authorized the issuance of options to Officers Douglas Murphy, William Murphy, and Bryan Nichols. Each officer received an option to purchase 25,000 shares of the Company's common stock at $1.01 per share. On the same date, the Board of Directors also authorized the issuance of warrants to the three outside directors Edward Adams, Russell Felten, and Thomas Krosschell. Each outside director received warrants to purchase 25,000 shares of the Company's common stock at a price of $1.01 per share.

The Company follows the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," but applies APB Opinion No.25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees. There was no compensation expense recorded for options and warrants issued to officers and employees.

In March 2000, consultants of the Company were granted warrants for a total of 63,831 shares worth of common stock as consideration for assisting the Company in identifying and evaluating strategic business opportunities and helping to negotiate and structure any potential transactions over the following two years. The warrants issued to the consultants allow the holder to purchase the Company's common stock at $0.47 per share. Compensation expense for stock warrants issued to non-employee consultants was expensed equally over the two-year life of the consulting agreement based on a calculation of the fair value of the warrants issued using the Black-Scholes option pricing model. The Company recognized $9,842 of compensation expense for the nine-month period ended February 28, 2002. Since the two-year period had expired prior to the start of the current fiscal period, no expense was recorded for the nine month period ended February 28, 2003. The compensation expense recorded in the quarter ended February 28, 2002 is included in General and Administrative expense in the Company's statement of operations.

The following summarizes transactions for stock options and warrants for the year ended May 31, 2002 and the nine months ended February 28, 2003:

                                             STOCK OPTIONS                      WARRANTS
                                        ------------------------        ------------------------
                                         NUMBER          AVERAGE         NUMBER         AVERAGE
                                           OF           EXERCISE           OF           EXERCISE
                                         SHARES          PRICE           SHARES          PRICE
                                        --------        --------        --------        --------
OUTSTANDING AT MAY 31, 2001               73,869        $   1.02         111,705        $   0.47

              Expired                     (3,528)           0.86              --              --
              Cancelled                  (51,062)           1.03         (47,874)           0.47
                                        --------        --------        --------        --------

OUTSTANDING AT MAY 31, 2002               19,279        $   1.03          63,831        $   0.47
                                        --------        --------        --------        --------

              Issued                      75,000            1.01          75,000            1.01
              Cancelled                   (5,533)           1.03

OUTSTANDING AT FEBRUARY 28, 2003          88,746        $   1.01         138,831        $   0.76
                                        ========        ========        ========        ========


The following table summarizes the status of Options and Warrants outstanding at February 28, 2003:

                                                   WEIGHTED          WEIGHTED
                                                   REMAINING         AVERAGE
RANGE OF EXERCISE PRICES               SHARES        LIFE         EXERCISE PRICE
--------------------------------------------------------------------------------
OPTIONS
 $ 1.01 to $1.03                       88,746    3.80 years         $ 1.01

WARRANTS
 $ 0.47                                63,831    2.00 years         $ 0.47
 $ 1.01                                75,000    4.50 years         $ 1.01


7. EMPLOYMENT CONTRACTS

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

On March 20, 2003 in conjunction with the sale of the Company's assets to DRIA, LLC, all obligations under the employment contracts for officers Douglas Murphy, William Murphy, and Bryan Nichols were assigned to and assumed by DRIA, LLC (see below, Note 8). As a result , there are no further commitments or obligations to the Company under these contracts.

8. SALE OF ASSETS

On March 20, 2003, the Company's shareholders approved the sale of substantially all of its assets to DRIA, LLC, based on an asset purchase agreement dated November 1, 2002. Under the asset purchase agreement, DRIA purchased substantially all of the Company's assets and assumed outstanding obligations and liabilities of the Company. At the closing, the Company received a cash payment of $1,191,000, pursuant to a net asset adjustment based on the Company's estimated net book value as of the date of closing. DRIA deposited $140,000 of the purchase price into an escrow account for the purpose of securing any payments due to DRIA relating to the final net asset adjustment or the Company's indemnification obligations under the Asset Purchase Agreement. Based on a final balance sheet that will be prepared within 60 days after closing, the cash payment to the Company will increase or decrease equal to the amount of money by which its final net book value on the day of the closing of the asset sale was above or below $1,350,000, respectively. Ninety (90) days after closing, the remaining escrow amount will be released to DTLL. The Company ceased operating its business as of the close of business on March 20, 2003. Its board of directors intends to identify business combination transactions to increase shareholder value.

Upon the consummation of the asset sale, the Company made the following payments, all of which will be expensed:

- Performance bonus to three former executive officers for past services of $30,000 each;
- Compensation for options cancelled of $20,000 to each of these executive officers;
-    Fee for services of $5,000 to each of the three non-employee directors;
- Payment to Equity Securities Investment, Inc. of $50,000 as fee for investment banking services; and
- Payment for proprietary rights, if any, of $24,500 to a former executive officer.


9. REDEMPTION OF STOCK

Upon consummation of the asset sale, the Company redeemed 50,000 shares of common stock held by one of its former executive officers, for $1.01 per share.


10. AMENDMENT OF ARTICLES

At the special meeting on March 20, 2003, the Company's shareholders also approved certain amendments to the Company's articles of incorporation, including the change of the Company's name to "DTLL, Inc." and the increase of the Company's authorized capital to 100 million shares with a par value of $.01 per share, consisting out of 50 million shares of common stock and 50 million shares of undesignated stock.


11.  NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged. The Company currently does not plan to change to the fair value method of accounting for stock-based compensation. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows. The Company will implement the year-end disclosure provisions as of May 31, 2003 and the interim period disclosure provisions in the quarter ending August 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements, which the Company has made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's current views with respect to such future events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Factors that could cause actual results to differ adversely include, without limitation, (i) the ability of the Company's board of directors to identify a suitable company with which to enter into a business combination transaction; (ii) changes regarding the requirements that a company whose stock is quoted on the Over-the-Counter-Bulletin-Board or any successor thereof must meet, (iii) the possibility that the expenses incurred while the Company's board is trying to identify a suitable partner for a business combination transaction exceed the Company's estimates and make the Company a less attractive partner for such a business combination transaction, and (iv) the possibility that the Company will become subject to the Investment Company Act if it is not able to identify a partner for a business combination transaction within one year.

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


INTRODUCTION

DTLL, Inc. (the "Company" or "Dental Resources") was incorporated as a "C" corporation in Minnesota in 1976. Until the close of business on March 20, 2003, the Company was principally engaged in the manufacturing and distribution of a number of specialized dental products and packaging materials for use by the dental and medical industries. On March 20, 2003, the Company sold substantially all of its assets to DRIA, LLC. The Company's board of directors intends to identify a suitable partner for a business combination transaction such as a merger to increase shareholder value. The Company's fiscal year ends on May 31.


RESULTS OF OPERATIONS
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002.
--------------------------------------------------------

For the quarter ended February 28, 2003, the Company recorded revenues of $1,424,000, an increase of approximately 9% compared to $1,312,000 for the same period in 2002. This change is attributable to increased sales in both the Packaging and Proform lines of 32% and 11% correspondingly, as compared to the same three month period in the prior fiscal year. The remaining three product groups experienced decreases in revenues when compared to the prior year, with Pro-flex experiencing the most significant decrease of 31% . Gross profits as a percent of sales climbed slightly to 22.8% for the three months ended February 28, 2003 as compared to 21.0% for the three months ended February 28, 2002. Increases in selling prices implemented in the first two months of the 2003 calendar year were the main contributing factor leading to the increases in gross profits for the quarter. As a result of a combination of increases in both sales revenues and average gross margin, gross profits increased by 18% to $325,000 in 2003 from $275,000 in 2002.

Marketing expenses for the quarter ending February 28, 2003 held relatively constant at $176,000 as compared to the same quarter in 2002. As a result, marketing expenses as a percent of sales decreased by 1% to 12% in 2003 to as compared to 13% in 2002. General and administrative expenses increased significantly to $206,000 in the quarter ended February 28, 2003 from $151,000 for the quarter ended February 28, 2002. An increase in legal fees of

$43,000 was the largest contributing factor to the increase in General and Administrative expenses over the prior year. A small portion of the increase was the result of changed requirements for the filing of periodic reports such as the Company's 10-QSB pursuant to the Sarbanes-Oxley Act. The majority of the increase was the result of discussions surrounding the preliminary proxy statement with regard to a special meeting of the Company's shareholders to approve, amongst other things, the proposed sale of substantially all of the Company's assets to DRIA, LLC, and the subsequent communication with the Securities and Exchange Commission concerning such preliminary proxy statement. In addition to the increases in legal fees, director fees increased by $21,000 in 2003 as a result of an increase in the number of directors because vacant positions were filled, an increase in the monthly fees paid, and the frequency of meetings resulting from the proposed asset sale.

Interest expense decreased to $3,300 for the quarter ended February 28, 2003 from $4,400 in 2002. The decrease in interest is a combination of reduction of principal on term notes coupled with decreases in variable interest rates. Income taxes held relatively constant at a benefit of $11,400 in February 2003 from a benefit of $11,300 for the quarter ended February 28, 2002. The overall result for the three month period ended February 28, 2003 was a net loss of $51,000 as compared to a net loss of $45,000 in 2002.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002.
-------------------------------------------------------

For the nine months ended February 28, 2003, the Company recorded revenues of $4,568,000, an increase of approximately 5% compared to $4,359,000 for the same period in 2002. Sales revenues in the Packaging line increased in 2003 by 31% as compared to the same nine month period in 2002. Sales in the remaining four lines remained relatively constant compared to the same period in the prior year with the exception of the Pro-flex line that experienced a significant drop in revenues of 33%. Along with the increase in gross revenues for the period, a slight increase in gross margin as a percent of sales was also experienced as margins rose to 24.2% in 2003 from 24.0% in 2002.

Marketing expenses for the nine months ending February 28, 2003 remained almost constant at $525,000 as compared to $526,000 for 2002. General and administrative expenses increased by 26% to $615,000 in 2003 from $490,000 for the nine months ended February 28, 2002. The increase in general and administrative expenses was partially a result of increases in outside accounting expenses of $24,000 and increases of legal expenses of $50,000. A portion of the increase was due to the Sarbanes-Oxley Act from July 2002 that resulted in (i) changed requirements for the filing of the Company's Form 10-KSB and an increased demand for legal and accounting services in connection therewith, and (ii) the filing of an amendment to a Form 10-QSB report that had become necessary to comply with the Sarbanes-Oxley Act. The majority of the increase was the result of preparing and filing a preliminary proxy statement with regard to a special meeting of the Company's shareholders to approve, amongst other things, the proposed sale of substantially all of the Company's assets to DRIA, LLC, and the subsequent communication with the Securities and Exchange Commission concerning such preliminary proxy statement. In addition to the increases in legal and accounting fees, director fees increased by $77,000 as a result of an increase in the number of directors as vacant positions were filled, an increase in the monthly fees paid, and the frequency of meetings resulting from the proposed asset sale.

Interest expense continued to decrease to $10,000 in 2003 from $17,000 for the nine months ended February 28, 2002. The decrease in interest is a combination of reduction of principal on term notes coupled with decreases in variable interest rates. Miscellaneous expenses for the nine months ended February 28, 2003 decreased to $11,500 in 2003 from $19,000 in 2002. Miscellaneous expenses decreased due primarily to a smaller loss on the retirement of fixed assets in 2003 as compared to 2002. Income taxes decreased to a benefit of $9,100 for the nine months ended February 28, 2003 from a benefit of $500 in 2002. The overall result for the nine-month period ended February 28, 2003 was a net loss of $42,000 as compared to a net loss of $3,000 in 2002.

On February 28, 2003 the Company's total assets were $2,272,000 compared to $2,248,000 at May 31, 2002. The increase of approximately $24,000 was due to a variety of reasons. Cash on hand decreased by $42,000 resulting from timing differences between accounts receivable collections and accounts payable coupled with investments in capital equipment and reduction of long term notes. Accounts receivable increased by $68,000. The difference in accounts receivables being the result of increased sales revenues from operations coupled with a slight aging of the receivables from slow paying customers. Inventories increased by $31,000 as more product items were required to support increased sales revenues. Prepaid expenses increased by $17,000 as compared to the prior year. Total Liabilities increased to $969,000 at February 28, 2003 from $903,000 at May 31, 2002. The increase of $63,000 was due to a variety of reasons: Long term debt was reduced by $37,000 as the Company retired amounts outstanding under a certain term note; accounts payable increased by $161,000 as a result of increased inventory purchases; increased legal and accounting expenses incurred but not yet paid; and timing differences in accounts receivable collections. Accrued expenses present at May 31, 2002 were reduced by $59,000 at February 28, 2003 as accruals became settled during the nine month period.


LIQUIDITY AND CAPITAL RESOURCES.
-------------------------

During the nine-month period ending February 28, 2003, the Company produced a positive cash flow from operations of $40,900. The prior year produced positive cash flows from operations of $162,000 in comparison. Several factors contributed to the decrease in cash flows. Net income was reduced to a loss of $42,100 in 2003 from a loss of $3,500 in 2002 primarily as a result of increased general and administrative expenses. Accounts receivable increased by $68,000 in 2003 as compared to a decrease of $45,000 in 2002 mostly resulting from timing differences in collections. Inventories needed to support growing sales volumes increased by $31,500 in 2003 as compared to a decrease of $10,900 in 2002. The greatest single factor contributing to the increase in cash flow was a shift in accounts payable. As a result of timing differences in accounts receivable collections, coupled with accrued expenses relating to the pending sale of assets, accounts payables increased by $161,400 in 2003 as compared to increases of $16,500 in 2002.

The company used cash provided from operations primarily to invest in property and equipment used in manufacturing and to retire long term debt from prior purchases of capital equipment. The Company invested $46,300 in purchases of property and equipment in the period ended February 28, 2003 as compared to an investment of $87,500 in the same period of 2002. The Company retired its only outstanding long term debt of $37,000 during the nine-month period ended February 28, 2003 as compared to a total debt reduction of $52,628 in the prior year during the same nine-month period.

The result of the positive cash flows from operations of $40,900 coupled with the investment in property and equipment of $46,300 and debt reduction of $37,000 was a decrease in cash on hand of $42,400 in the nine-month period ended February 28, 2003. The same nine-month period in the prior year produced a positive cash flow of $21,500 in comparison.

The Company has typically relied on cash flows from operations to finance its working capital needs. The Company has a working capital loan with Oakley National Bank of Buffalo, Minnesota in the amount of $350,000 secured by the Company's inventories and accounts receivable to fund temporary or seasonal variations in cash flows. As of February 28, 2003 the Company had used $238,000 of the credit line leaving a balance of $112,000 available. The Company has traditionally borrowed capital from time to time on a term basis to finance necessary purchases of specific capital equipment. As of February 28, 2003 all outstanding term loans used for capital equipment purchases had been retired. Due to the sale of substantially all of its assets, the Company currently does not operate any business and does not generate any revenues (other than revenues in connection with the investment of the cash received for the sale of its assets). The Company's future capital requirements will depend on many factors, including, but not limited to, the ability of the Company's board to identify a suitable partner for a business combination transaction, the expenses necessary to implement such transaction, and the nature of the business the Company will operate after such transaction.


FUTURE EXPECTATIONS

On March 20, 2003, the Company's shareholders approved the sale of substantially all of its assets to DRIA, LLC, based on an asset purchase agreement dated November 1, 2002, and approved amendments to the Company's articles of incorporation, thereby changing the Company's name to "DTLL, Inc." and increasing its authorized stock to 100 million shares with a par value of $0.01 per share, consisting of 50 million shares of common stock and

50 million shares of undesignated stock. Upon the consummation of the asset sale, the Company made various payments totaling $290,000.

The Company currently does not operate any business and therefore, does not generate any revenues (other than revenues in connection with the investment of the cash received for the sale of its assets). The Company's board of directors intends to actively seek a business combination transaction that has the potential to increase the value to the existing shareholders. The Company's shareholders will have the opportunity to vote on any such transaction.


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


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information

At the special meeting of the Company's shareholders on March 20, 2003, the shareholders adopted amended and restated articles for the Company. Subsequent to the special meeting, the board of directors took the necessary actions to change the registered address of the Company, and filed the amended and restated articles of Incorporation together with a form to change the registered address of the Company.

At the meeting, the shareholders also approved a proposal to sell all or substantially all of the Company's assets to DRIA, LLC, pursuant to an asset purchase agreement dated November 1, 2002, by and between the Company, DRIA, LLC, and Mycone Dental Supply, Co., Inc. (as guarantor for DRIA).

Upon the consummation of the asset sale, the Company made the following payments, all of which will be expensed:

- Performance bonus to three former executive officers for past services of $30,000 each;
- Compensation for options cancelled of $20,000 to each of these executive officers;
-    Fee for services of $5,000 to each of the three non-employee directors;
- Payment to Equity Securities Investment, Inc. of $50,000 as fee for investment banking services; and
- Payment for proprietary rights, if any, of $24,500 to a former executive officer.

Upon consummation of the asset sale, the Company also redeemed 50,000 shares of common stock held by one of its former executive officers, for $1.01 per share.

At the special shareholders meeting held March 20, 2003 in connection with the consummation of the sale of assets to DRIA, LLC, Douglas Murphy and Bryan Nichols resigned as officers and directors of the Company effective as of that day. Directors Edward Adams, Thomas Krosschell, and Russell Felten remain on the board of directors. Furthermore, to fill the officer positions vacated by Messrs. Murphy and Nichols, Russell Felten was appointed as CEO and Thomas Krosschell was appointed as CFO.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     See Exhibit Index on page following Certifications.

(b)  Reports on Form 8-K:

     None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2003
                                                     DTLL, INC.

                                                     By: /s/ Russell G. Felten
                                                         -----------------------
                                                         Russell G. Felten
                                                         Chief Executive Officer

                                  CERTIFICATION

I, Russell G. Felten, Chief Executive Officer of DTLL, Inc., certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of DTLL, Inc.

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


Dated: April 14, 2003      Signature: /s/ Russell G. Felten
                                      ------------------------------------------
                                      Russell G. Felten, Chief Executive Officer

                                  CERTIFICATION

I, Thomas Krosschell, Chief Financial Officer of DTLL, Inc., certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of DTLL, Inc.

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


Dated: April 14, 2003      Signature: /s/ Thomas Krosschell
                                      -----------------------------------------
                                      Thomas Krosschell, Chief Financial Officer

                                  EXHIBIT INDEX


  Exhibit Number             Description
  --------------             -----------

          3.1 Amended and Restated Articles of Incorporation (including change of registered address)

          11        Earnings Per Share Calculations

          99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002