Form 10KSB
period 2003-05-31
DTLL INC
filed 2003-08-29
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

(X)           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                  MAY 31, 2003

                                       OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-30608



                                   DTLL, INC.
                                   ----------
                 (Name of Small Business Issuer in this charter)

           MINNESOTA                               41-1279182
           ---------                               ----------
    (State of incorporation)            (IRS Employer Identification No.)

             701 XENIA AVE SOUTH, SUITE 130 GOLDEN VALLEY, MN 55416
             ------------------------------------------------------
             (Address of principal executive offices and Zip Code)

                   (Issuer's telephone number) (763) 591-6450

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $.01 per share

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X ) YES ( ) NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

Issuer's revenues for the fiscal year ended May 31, 2003 were $4,835,435.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of August 20, 2003 was approximately $744,395.

The Registrant had 763,565 shares of Common Stock outstanding as of August 27, 2003.

Transitional Small Business Disclosure Format (check one): YES ( ) NO (X)

FORWARD LOOKING STATEMENTS

This Form 10-KSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of DTLL, Inc., the "Company" with respect to the Company's financing plans and its plans to find an appropriate business combination transaction. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business" identifies important factors that could cause or contribute to such differences.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

DTLL, Inc., f/k/a Dental Resources, Inc. (the "Company" or "DTLL, Inc.") was incorporated in Minnesota in 1976. Until March 20, 2003, the Company was principally engaged in manufacturing and marketing associated groups of dental related products to dentists, dental clinics, hospitals and dental laboratories. On March 20, 2003, the Company's shareholders approved the sale of substantially all of its assets to DRIA, LLC, based on an asset purchase agreement dated November 1, 2002. Under the asset purchase agreement, DRIA purchased substantially all of the Company's assets and assumed the outstanding obligations and liabilities of the Company. The Company ceased operating its business as of the close of business on March 20, 2003. Its board of directors intends to identify business combination transactions to increase shareholder value. It has not been the subject of any bankruptcy, receivership or similar proceedings.

BUSINESS PRIOR TO ASSET SALE

DTLL, Inc. was principally engaged in manufacturing and marketing five associated groups of dental related products to dentists, dental clinics, hospitals and dental laboratories. Some of the products in each group were assembled from purchased components. Some were manufactured for DTLL, Inc. to its specifications by third parties using tooling or formulas supplied by DTLL, Inc., other products were purchased by the Company for resale.

The Company's products were marketed through independent sales organizations and established dealers throughout the world. The Company recognized sales revenues at the time the product was invoiced and passed hands to the dealer. No special warranties or privileges were given to any sales organizations or dealers that would cause any significant exposure to the Company for future returns of any unsold products.

Gross revenues by product group were as follows:

                                           SALES BY PRODUCT GROUP
                       TWELVE MONTHS ENDED                        TWELVE MONTHS ENDED
                          MAY 31, 2003                               MAY 31, 2002
               TOTAL        DOMESTIC        FOREIGN         TOTAL       DOMESTIC      FOREIGN
            -----------------------------------------------------------------------------------
PROFORM     $2,441,543     $1,587,003     $  854,540     $3,042,636   $2,008,140     $1,034,496

HYGIENIST    1,079,718        755,803        323,915      1,253,597      877,518        376,079

PACKAGING    1,202,205        901,654        300,551      1,412,963    1,087,982        324,981

PROCURE         65,447         46,467         18,980         88,414       62,774         25,640

                                           SALES BY PRODUCT GROUP
                       TWELVE MONTHS ENDED                        TWELVE MONTHS ENDED
                          MAY 31, 2003                               MAY 31, 2002
               TOTAL        DOMESTIC        FOREIGN         TOTAL       DOMESTIC      FOREIGN
            -----------------------------------------------------------------------------------
PROFLEX         56,522         49,174          7,348        106,608       93,815         12,793
            -----------------------------------------------------------------------------------

TOTALS      $4,845,435     $3,340,101    $ 1,505,334     $5,904,218   $4,130,229     $1,773,989
            ===================================================================================

Any royalty contracts to which DTLL, Inc. was a party were assigned to DRIA, LLC, the purchaser of DTLL, Inc.'s assets. Total royalties paid during the fiscal year ended May 31, 2003 aggregated $5,246 compared to $7,592 for the fiscal year ended May 31, 2002.

DTLL, Inc. used to employ 34 full-time and 4 part-time employees, including management. The Company also engaged the in house services of an additional 15 workers that were subcontracted through Functional Industries, a company that employs individuals with physical or mental handicaps. At this time, DTLL, Inc. does not have any employees because it does not operate any business.


ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property. The lease agreements for its previous facilities in Maple Lake and Delano, respectively, were assigned to DRIA, LLC in connection with the Asset Purchase Agreement dated November 1, 2002. As of March 20, 2003, the Company's corporate offices were moved to 701 Xenia Ave South, Suite 130 Golden Valley, MN. 55416.


ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any existing or pending legal proceedings nor has its property been the subject of any such proceeding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 20, 2003, the Company held a special shareholders' meeting. At the meeting, the Company's shareholders approved the sale of substantially all of its assets to DRIA, LLC, based on an asset purchase agreement dated November 1, 2002, by a vote of 414,973 shares in favor, with 13,280 shares voted against the asset sale and 4,153 shares abstaining. Under the asset purchase agreement, DRIA purchased substantially all of the Company's assets and assumed outstanding obligations and liabilities of the Company. The Company ceased operating its business as of the close of business on March 20, 2003. Its board of directors intends to identify business combination transactions to increase shareholder value. By a vote of 413,652 shares in favor, with 14,980 shares against and 3,774 shares abstaining, the shareholders at the special meeting also approved amendments to the articles of incorporation changing the corporate name to DTLL, Inc. and increasing the number of authorized shares to 100,000,000 shares with a par value of $0.01 per share, consisting of 50,000,000 shares of common stock and 50,000,000 shares of undesignated stock.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the OTC Bulletin Board under the symbol DTLI. Quotations in the following table are based on information provided by IDD Information Services, Tradeline(r) on Lexis(R). The quotations represent inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                       Common Stock
                       ---------------------------------------------
Fiscal Quarter Ended      High Bid                       Low Bid
--------------------------------------------------------------------

August 31, 2001             $3.25                         $0.26
November 30, 2001           $2.30                         $0.25
February 28. 2002           $0.25                         $0.10
May 31, 2002                $0.51                         $0.10

August 31, 2002             $0.35                         $0.35
November 30, 2002           $1.01                         $0.35
February 28, 2003           $1.01                         $0.96
May 31, 2003                $0.96                         $0.91

         As of August 20, 2003, the Company had approximately 365 shareholders of record. The Company has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future. There are no external restrictions on the Company's ability to pay dividends. The Company currently intends to retain its earnings for the possible acquisition of an operating business or merger with an operating entity. The Company's continued need to retain earnings are likely to limit the Company's ability to pay dividends in the future.

         The following table provides information as of May 31, 2003 about the Company's equity compensation plans.

==================================================================================================================================
                                             Equity Compensation Plan Information
==================================================================================================================================
               Plan category                 Number of securities to be      Weighted average exercise      Number of securities
                                               issued upon exercise of      price of outstanding options,   remaining available for
                                                outstanding options,             warrants and rights          future issuance
                                                warrants and rights
==================================================================================================================================
                                                       (a)                               (b)                       (c)
==================================================================================================================================
Equity compensation plans approved by
security holders 1998 Stock Option Plan               77,128                            $1.01                    156,915
==================================================================================================================================
Equity compensation plans not approved by
security holders/discretionary warrants              138,831                             $.76                 undetermined
==================================================================================================================================
Total                                                215,959                             $.85                    156,915
==================================================================================================================================

The Company has in the past and may in the future grant warrants to consultants and non-employee directors at prices and on terms determined by the board of directors in its discretion. The grant of warrants is not done pursuant to any written plan considered by the shareholders, rather each warrant is a separate written agreement. In 2000, 63,831 five-year warrants were granted, each having an exercise price of $.47 per share. An additional 75,000 warrants were issued in September 2002 and expire in 2007, each having an exercise price of $1.01 per share.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MAY 31, 2003 AND 2002.

For the year ended May 31, 2003, the Company recorded revenues from operations of $4,845,000, a decrease of approximately 18% compared to $5,904,000 for the same period in 2002. This decrease is mostly attributable to the fact that operations were suspended in the tenth month of the fiscal year due to the sale of substantially all of the Company's assets. Gross profits decreased to $1,199,000 for the year ended May 31, 2003 from $1,515,000 in 2002. As with sales in general, the decrease in gross profits was due to the shorter period of operations. Gross profit as a percent of sales fell from 25.7% in the year ending May 31, 2002 to 24.7% in 2003. The decrease was due to a shift in overall product mix from the Hygienist and Pro-flex lines that typically experience higher gross margins.

Marketing expenses for the year ending May 31, 2003 decreased to $630,000 from $740,000 in 2002 as the Company suspended marketing efforts in the tenth month of operations. General and administrative expenses increased to $976,000 for the year ended May 31, 2003 from $769,000 in 2002, an increase of 27%. Legal expenses of $137,000 in fiscal 2003, mostly in connection with the sale of assets to DRIA, LLC and related filings with the Securities and Exchange Commission, as compared to legal expenses of $50,500 in fiscal 2002 accounted for the majority of the increase in general and administrative expenses during 2003. Director fees increased to $116,000 in 2003 as compared to $6,000 in 2002 as the board met frequently during the fiscal year to negotiate and close the sale of assets to DRIA, LLC. Accounting fees increased from $24,500 in fiscal 2002 to $57,000 in 2003, mostly in connection with the sale of assets to DRIA, LLC and related filings with the Securities and Exchange Commission. Interest expense decreased to $11,000 for the year ended May 31, 2003 from $22,000 in 2002. The decrease in interest is a result of decreased interest rates and a lower total debt being serviced for the twelve-month period ended May 31, 2003. Income taxes decreased to a benefit of $36,000 for the year ended May 31, 2003 from a benefit of $3,000 in 2002. The decrease in taxes was due to a decrease in net profits from operations as compared to the prior year coupled with a loss recorded on the sale of assets to DRIA, LLC. Net loss for the year ended May 31, 2003 increased to a loss of $391,000 from a net loss of $10,800 in 2002. The increase in net loss was attributable to expenses relating to the sale of assets to DRIA, LLC along with a loss of $4,500 resulting from the sale of the Company's assets.

On May 31, 2003 the Company's total assets were $985,000, compared to $2,248,000 at May 31, 2002. The decrease in assets was due primarily to the sale of substantially all of its non-cash and non-tax related assets to DRIA, LLC. Total liabilities decreased to $82,000 at May 31, 2003, compared to $903,000 at May 31, 2002. The decrease in liabilities was mainly attributable to the transfer of substantially all of its liabilities to DRIA, LLC. As of May 31, 2003, stockholders' equity decreased to $903,000 from $1,345,000 as of May 31, 2002 due mostly to a loss of $391,000.

LIQUIDITY AND CAPITAL RESOURCES.

During the twelve-month period ending May 31, 2003, operations of the Company produced a negative cash flow of $294,000. The prior fiscal year produced positive cash flows from operations of $245,000 in comparison. The decrease in operating cash flows resulted mostly from the loss on operations of $391,000.

The Company typically relied on cash flows from operations to finance its working capital needs. The Company had a working capital loan with Oakley National Bank of Buffalo, Minnesota in the amount of $350,000 secured by the Company's inventories and accounts receivable to fund temporary or seasonal variations in cash flows. As of May 31, 2003, the Company did not have any further loan obligations to Oakley Bank as it had assigned the existing liability to DRIA, LLC as part of the Asset purchase in March 2003. The Company traditionally borrowed capital from time to time on term basis to finance necessary purchases of specific capital equipment. As of May 31, 2003, there was no balance due on any outstanding term loans. The Company's future capital requirements will depend on the decision's of the board of directors regarding the Company's future business operations.

ITEM 7. FINANCIAL STATEMENTS

The Company's Financial Statements, and the report of Olsen Thielen & Co., LTD, independent auditors, with respect thereto, as listed below, appear following the signature page in this Form 10-KSB.

           Independent Auditors' Report
           Balance Sheet May 31, 2003 and 2002 Assets
           Balance Sheet May 31, 2003 and 2002 Liabilities
           Statement of Operations Years May 31, 2003 and 2002
           Statement of Stockholders' Equity Years Ended May 31, 2003 and 2002 Statement of Cash Flows Years Ended May 31, 2003 and 2002
           Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants during the fiscal year ended May 31, 2003.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Set forth below is the names, ages and positions of the directors and executive officers of the Company:

NAME                 AGE       POSITION WITH COMPANY
----                 ---       ---------------------

Russell Felten       54        Director and Chief Executive Officer

Tom Krosschell       46        Director and Chief Financial Officer

Edward S. Adams      40        Director and Secretary

Russell G. Felten was elected to the board of directors in 1994. Mr. Felten is Director of Finance and Administration for Minneapolis Enameling Co., Inc. From 1988 to 2001, Mr. Felten was self-employed as a business consultant and investment advisor. In these capacities he has served as an officer and director of several private and public companies. Mr. Felten holds a BS in Business Administration from Valparaiso University and received the Certified Financial Planner designation in 1988.

Thomas Krosschell was elected to the board in November of 2001. Mr. Krosschell is currently self-employed. Until the beginning of 2003, he was a Vice President of Oak Ridge Financial Services Group, Inc., f/k/a Equity Securities Investments, Inc. Mr. Krosschell has over 14 years of experience in the investment banking field and has been involved in transactions exceeding $150 million in debt and equity financing, with special areas of expertise in areas of health care and technology. Most recently, Mr. Krosschell was a principal and one of three partners of Maven Investments, Inc., a Minneapolis based boutique investment banking firm. Mr. Krosschell received a BSBA in finance from the University of Denver.

Edward S. Adams was elected to the board in November of 2001. Mr. Adams is the Vice Chairman of Oak Ridge Capital Group, Inc (NASDAQ NMS: ORCG), the parent company of Oak Ridge Financial Services Group, Inc., f/k/a Equity Securities Investments, Inc. Mr. Adams has extensive experience in the public and private offerings of equity and debt; mergers and acquisitions of publicly- and closely-held corporations; loan restructurings; receivables financings; structured finance; commercial transactions; and bankruptcy liquidations and reorganizations. Mr. Adams serves on the Board of Directors of Oak Ridge Capital Group, Inc. and VirtualFund.com, Inc. in addition to his board service with the Company. Mr. Adams graduated CUM LAUDE with a JD degree from the University of Chicago and earned an MBA with highest honors from the Carlson School of Management at the University of Minnesota.

The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the discretion of the Board. None of the current officers of DTLL, Inc. has an employment agreement with the Company.


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

To the Company's knowledge, based on a review of the copies of such reports furnished to the company during fiscal year ended May 31, 2003, all Section 16(a) filing requirements applicable to Insiders were complied with.


ITEM 10. EXECUTIVE COMPENSATION

                                      Executive Compensation Table
                                      ----------------------------

                                                          Annual              Long Term
                                                       Compensation          Compensation
                                                 -----------------------      Securities            All
                                      Fiscal                                  Underlying           Other
Name and Principal Position            Year        Salary        Bonus          Options        Compensation(1)
--------------------------------     --------    ---------     ---------     ------------      ---------------
Douglas Murphy(2)                      2001      $ 102,022     $  11,019          0            $   3,407
Chief Executive Officer                2002      $ 107,200     $   8,906          0            $   4,980
                                       2003      $  94,720     $   5,500          0            $  62,262(8)

Russell Felten(3)
Chief Executive Officer                2003      $   1,500

William Murphy(4)                      2001      $ 103,707     $  13,400          0            $   2,580
Vice President Sales                   2002      $ 109,298     $   8,261          0            $  11,080(5)
                                       2003      $  94,490     $   5,500          0            $  60,272(8)

Bryan Nichols(6)                       2001      $ 103,707     $  11,901          0            $   2,580
Chief Financial Officer                2002      $ 109,148     $   8,261          0            $   2,580
                                       2003      $  94,210     $   5,500          0            $  66,092(7)(8)

(1) Includes net automobile allowance and entertainment and expense allowance, health insurance premiums and life insurance premiums not available to employees generally.
(2) Resigned as chief executive officer as of March 20, 2003, upon consummation of the sale of assets to DRIA, LLC.
(3) Elected as chief executive officer as of March 20, 2003, upon consummation of the sale of assets to DRIA, LLC. Mr. Felten receives a monthly salary of $500.
(4) Resigned as vice president sales as of March 20, 2003, upon consummation of the sale of assets to DRIA, LLC.
(5) Includes payments made for special service provided to the board and $500 per board meeting attended as an invitee.
(6) Resigned as chief financial officer as of March 20, 2003, upon consummation of the sale of assets to DRIA, LLC. Currently acting as an outside consultant performing accounting services for the Company.
(7) Includes compensation paid after March 20, 2003 as an outside consultant preparing financial statements for year end audit and SEC documents.
(8) Includes $54,142 in compensation payments received pursuant to agreements in connection with the sale of assets to DRIA, LLC.

There were no other executives that earned in excess of $100,000 during the most recent fiscal year.

DIRECTOR COMPENSATION

In December of 2001 the Company instituted a standard compensation arrangement for all directors pursuant to which each director received $1,000 per month plus $500 per meeting of the board attended. After the sale of DTLL, Inc.'s assets in March of 2003, the Company's board consists of only three directors. Each of them receives $1,500 per month plus $500 for each board meeting attended.

EMPLOYMENT CONTRACTS

The Company had entered into five-year employment agreements with officers Douglas Murphy, William Murphy, and Bryan Nichols. The agreements, which expire in May 2007, provided for the payment of salaries that are adjusted annually for changes in cost of living, and annual bonuses based on the performance of the Company. With the exception of termination due to disability, the termination of the employment agreements by the Company prior to May 31, 2007 would not have affected the Company's obligation to pay such salaries and annual bonuses until May 31, 2007. In fiscal year 2003, each of the aforesaid officers received an annual salary of $118,269. Assuming that these salaries are not increased for changes in costs of living, and without considering any bonus payments to be made to the officers on or prior to May 31, 2007, the Company would have had to pay to each of the officers at least $473,076 for the period remaining under the employment agreements (June 1, 2003 through May 31, 2007), resulting in a minimum commitment of at least $1,419,228 of the Company under the three employment agreements.

On March 20, 2003, in conjunction with the sale of the Company's assets to DRIA, LLC, all obligations under the employment contracts for officers Douglas Murphy, William Murphy, and Bryan Nichols were assigned to and assumed by DRIA, LLC. As a result, there are no further commitments or obligations to the Company under these contracts.

STOCK OPTIONS AND WARRANTS

The following table sets forth all options and warrants that have been granted as of May 31, 2003, the end of the Company's last fiscal year.

                                               DATE           DATE      NUMBER OF     EXERCISE
     GRANTEE             CAPACITY            GRANTED       EXPIRES       SHARES        PRICE
----------------------------------------------------------------------------------------------
Russ Felten           DIRECTOR               9/1/2000     8/31/2004       2,128        1.03
Douglas Murphy        OFFICER, DIRECTOR     9/20/2002     9/19/2007      25,000        1.01
William Murphy        OFFICER, DIRECTOR     9/20/2002     9/19/2007      25,000        1.01
Bryan Nichols         OFFICER, DIRECTOR     9/20/2002     9/19/2007      25,000        1.01
Daniel Schrader       CONSULTANT             3/2/2000      3/1/2005      21,277        0.47
Thomas Krosschell     CONSULTANT             3/2/2000      3/1/2005      21,277        0.47
Yvonne Felten         CONSULTANT             3/2/2000      3/1/2005      21,277        0.47
Edward Adams          DIRECTOR              9/20/2002     9/19/2007      25,000        1.01
Thomas Krosschell     DIRECTOR              9/20/2002     9/19/2007      25,000        1.01
Russ Felten           DIRECTOR              9/20/2002     9/19/2007      25,000        1.01
----------------------------------------------------------------------------------------------
Total                                                                   215,959

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners (5% or greater).
--------------------------------------------------------------------

The following information sets forth certain information as of May 31, 2003, about each person or entity who is known to the Company to be beneficial owners of more than 5% of the Company's Common Stock:

                   Name and Address of     Amount and Nature of      Percent
Title of Class     Beneficial Owner        Beneficial Owner         Of Class
--------------------------------------------------------------------------------

Common             William Murphy           84,181 Shares(1)         11.0%
                   18440 25th Ave. N.
                   Plymouth, MN 55447

Common             Bryan Nichols            59,576 Shares(1)          7.8%
                   2130 54th St. NW
                   Buffalo, MN 55313

(1) Includes 25,000 shares each of common stock issuable upon the exercise of options presently exercisable within the next 60 days by Messrs. Nichols and Murphy.

(b) Security ownership of management.
-------------------------------------

The following information sets forth certain information as of May 31, 2003, about each person in a management position or director who is beneficial owners of the Company's Common Stock:

                   Name and Address of                       Amount and Nature of       Percent
Title of Class     Beneficial Owner                          Beneficial Owner          Of Class
-----------------------------------------------------------------------------------------------
Common             Russell G. Felten            Director      50,796 Shares(1)           6.3%
                   8054 Erie Spur
                   Chanhassen, MN 55317

Common             Edward S. Adams              Director      30,000 Shares(2)           3.8%
                   2010 West 49th Street
                   Minneapolis, MN  55409

Common             Thomas D. Krosschell         Director      65,426 Shares(3)           8.1%
                   8911 Victoria Drive
                   Eden Prairie, MN 55347

Common             Officers and Directors as a group
                     (3 persons)                             146,222 Shares(1)(2)(3)    16.6%

(1) Includes 48,405 shares of Common Stock issuable upon the exercise of options and warrants presently exercisable within the next 60 days by Mr. Felten or his wife Yvonne Felten.
(2) Includes 25,000 shares of Common Stock issuable upon the exercise of options and warrants presently exercisable or exercisable within the next 60 days by Mr. Adams.
(3) Includes 46,277 shares of Common Stock issuable upon the exercise of options and warrants presently exercisable or exercisable within the next 60 days by Mr. Tom Krosschell.

(c)   Changes in control.
-------------------------

As of May 31, 2003 there are no arrangements that may result in a change in control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years the Company has not entered into any material transactions with an officer, director, or a beneficial owner of 5% or more of the Company's common stock, except as follows:

The Company does not own any real property. In the fall of 2001 the Company completed a move to consolidate manufacturing and distribution operations into one single facility in Maple Lake, Minnesota. The Company continued to lease 2,100 square feet of office space at 530 River Street S. in Delano, Minnesota from an unrelated third party. This facility held all its sales, marketing and administrative operations. The lease term extended through December 2004 at an average annual lease rate per square foot of $6.50. The Company also leased 21,000 square foot facility at 410 Congress Street in Maple Lake, Minnesota from a partnership consisting of some of its officers and directors. This facility housed all of its manufacturing and warehousing operations. The lease term for this facility extended through August 2006 at an average annual lease rate per square foot of $5.50. Pursuant to the aforementioned sale of assets to DRIA, LLC the leases were assumed by DRIA and the Company no longer occupies either of these premises. As of March 20, 2003 the corporate offices of the Company were moved to 701 Xenia Ave South Suite 130 Golden Valley, MN 55416.

After the sale of DTLL, Inc.'s assets, DTLL, Inc. entered into an agreement with Oak Ridge Financial Services Group, Inc., pursuant to which up to $250,000 of DTLL, Inc.'s cash may be invested by Oak Ridge Financial Services Group, Inc., which receives 20% of any profits made through such investments. Director Edward Adams is the Vice Chairman of Oak Ridge Capital Group, Inc (NASDAQ NMS: ORCG), the parent company of Oak Ridge Financial Services Group, Inc., f/k/a Equity Securities Investments, Inc.

                                    PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

EXHIBITS:

See Exhibit Index following the signature page of this report.

REPORTS ON FORM 8-K:

The Company filed two reports on Form 8-K during the quarter ended May 31, 2003:

On March 21, 2003, the Company filed a report on Form 8-K announcing, under Item 5, the shareholders' approval of the sale of substantially all of the Company's assets to DRIA, LLC. Also approved were amendments to the articles of incorporation changing the corporate name to DTLL, Inc. and increasing the number of authorized shares to 100,000,000 shares with a par value of $0.01 per share, consisting of 50,000,000 shares of common stock and 50,000,000 shares of undesignated stock.

On April 3, 2003, the Company filed a report on Form 8-K reporting, under Item 2, the disposition of substantially all of its assets.


ITEM 14. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the company's management, including the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DTLL, INC.


Dated: August 28, 2003        By:     /s/ Russell G. Felten
                                 -----------------------------------------------
                                      Russell G. Felten, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities, and on the dates indicated.

Dated: August 28, 2003



      By:         /s/ Russell G. Felten
             -----------------------------------------------
                  Russell G. Felten, Chief Executive Officer
                  and Director



      By:         /s/ Thomas D. Krosschell
             -----------------------------------------------
                  Thomas D. Krosschell, Chief Financial Officer
                  and Director



      By:         /s/ Edward S. Adams
             -----------------------------------------------
                  Edward S. Adams, Secretary and Director

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
DTLL, Inc.
Golden Valley, Minnesota


We have audited the accompanying balance sheet of DTLL, Inc. as of May 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We believe that in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DTLL, Inc. as of May 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Olsen Thielen & Co., Ltd.

St. Paul, Minnesota
June 26, 2003

                                   DTLL, INC.

                                  BALANCE SHEET
                              MAY 31, 2003 AND 2002

================================================================================
                                     ASSETS

                                                          2003           2002
                                                       ----------     ----------

CURRENT ASSETS:
      Cash                                             $  947,242     $   83,791
      Accounts Receivable, Less Allowance for
           Uncollectibles of $0 and $8,000                     --        751,749
      Other Receivables                                        --          3,994
      Income Taxes Receivable                              30,977         31,277
      Inventories                                              --        667,111
      Prepaid Expenses                                      6,701         38,751
      Deferred Income Taxes                                    --         15,338
                                                       ----------     ----------
           Total Current Assets                           984,920      1,592,011
                                                       ----------     ----------

PROPERTY AND EQUIPMENT                                         --      1,418,145
      Less Accumulated Depreciation                            --        763,556
                                                       ----------     ----------
           Net Property and Equipment                          --        654,589
                                                       ----------     ----------

OTHER ASSETS:
      Patents and Trademarks Less Accumulated
           Amortization of $0 and $3,041                       --          1,459
           Total Other Assets                                  --          1,459
                                                       ----------     ----------

TOTAL ASSETS                                           $  984,920     $2,248,059
                                                       ==========     ==========






    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                   DTLL, INC.

                                  BALANCE SHEET
                              MAY 31, 2003 AND 2002


================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              2003           2002
                                                                          -----------     ------------
CURRENT LIABILITIES:
      Securities Sold, Not Yet Purchased                                  $    50,855     $         --
      Line of Credit Note Payable                                                  --          237,889
      Current Portion of Long-Term Debt                                            --           36,999
      Accounts Payable                                                          5,970          510,489
      Accrued Expenses                                                         25,000           66,082
                                                                          -----------     ------------
           Total Current Liabilities                                           81,825          851,459
                                                                          -----------     ------------

DEFERRED INCOME TAXES                                                              --           51,947
                                                                          -----------     ------------

STOCKHOLDERS' EQUITY:
      Undesignated Stock - $.01 Par Value, 50,000,000 Shares
           Authorized, No Shares Issued or Outstanding                             --               --
      Common Stock - $.01 par value, 50,000,000 Shares Authorized
           763,565 and 813,565 Shares Issued and Outstanding                    7,636            8,136
      Additional Paid in Capital                                            1,578,485        1,628,485
      Accumulated Deficit                                                    (683,026)        (291,968)
                                                                          -----------     ------------
           Total Stockholders' Equity                                         903,095        1,344,653
                                                                          -----------     ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $   984,920     $  2,248,059
                                                                          ===========     ============














    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                   DTLL, INC.

                             STATEMENT OF OPERATIONS
                        YEARS ENDED MAY 31, 2003 AND 2002

================================================================================

                                                     2003               2002
                                                 -----------        -----------

SALES                                            $ 4,845,435        $ 5,904,218

COST OF GOODS SOLD                                 3,646,782          4,389,268
                                                 -----------        -----------

GROSS PROFIT                                       1,198,653          1,514,950
                                                 -----------        -----------

EXPENSES:
      Marketing                                      630,010            740,008
      General and Administrative                     976,317            768,973
                                                 -----------        -----------
           Total Expenses                          1,606,327          1,508,981
                                                 -----------        -----------

OPERATING INCOME (LOSS)                             (407,674)             5,969
                                                 -----------        -----------

OTHER INCOME AND (EXPENSES):
      Interest Expense                               (11,197)           (22,300)
      Loss on Sale of Securities                      (2,022)                --
      Loss on Sale to DRIA, LLC                       (4,544)                --
      Other                                           (1,930)             2,494
                                                 -----------        -----------
           Net Other Income and (Expenses)           (19,693)           (19,806)
                                                 -----------        -----------

LOSS BEFORE INCOME TAXES                            (427,367)           (13,837)

INCOME TAX BENEFIT                                   (36,309)            (3,059)
                                                 -----------        -----------

NET LOSS                                         $  (391,058)       $   (10,778)
                                                 ===========        ===========


BASIC NET LOSS PER SHARE                         $     (0.49)       $     (0.01)
                                                 ===========        ===========

DILUTED NET LOSS PER SHARE                       $     (0.49)       $     (0.01)
                                                 ===========        ===========

AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                          801,065            813,565
      Diluted                                        801,065            813,565






    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                   DTLL, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2003 AND 2002

================================================================================

                                            Common Stock                Additional
                                   -----------------------------         Paid in         Accumulated
                                      Shares            Amount           Capital           Deficit            Total
                                   -----------       -----------       -----------       -----------       -----------
BALANCE on May 31, 2001                813,565       $     8,136       $ 1,618,644       $  (281,190)      $ 1,345,590

      Net Loss                                                                               (10,778)          (10,778)
      Compensation Expense
           on Warrants Issued                                                9,841                               9,841
                                   -----------       -----------       -----------       -----------       -----------

BALANCE on May 31, 2002                813,565             8,136         1,628,485          (291,968)        1,344,653

      Net Loss                                                                              (391,058)         (391,058)
      Repurchase of Stock              (50,000)             (500)          (50,000)                            (50,500)
                                   -----------       -----------       -----------       -----------       -----------

BALANCE on May 31, 2003                763,565       $     7,636       $ 1,578,485       $  (683,026)      $   903,095
                                   ===========       ===========       ===========       ===========       ===========


















    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                   DTLL, INC.

                             STATEMENT OF CASH FLOWS
                        YEARS ENDED MAY 31, 2003 AND 2002

================================================================================

                                                                             2003           2002
                                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                           $  (391,058)    $   (10,778)
      Adjustments to Reconcile Net Loss to Net Cash
            Provided By (Used In) Operating Activities:
           Depreciation                                                      119,592         136,463
           Amortization                                                        1,459             500
           Loss on Sale to DRIA, LLC                                           4,544              --
           Loss on Disposal of Fixed Assets                                    8,490          16,898
           Loss on Sale of Marketable Securities                               2,022              --
           Compensation Expense on Warrants Issued                                --           9,841
           Changes in Net Assets and Liabilities, excluding effects
            of asset sale to DRIA, LLC:
                 Accounts Receivable                                         (54,927)         42,059
                 Other Receivables                                             3,994             885
                 Income Taxes Receivable                                         300         (16,327)
                 Inventories                                                 (93,752)        (17,273)
                 Prepaid Expenses                                              8,003          (8,603)
                 Deposits                                                         --           9,300
                 Accounts Payable                                            168,232          41,548
                 Accrued Expenses                                            (34,239)         43,185
                 Deferred Income Taxes                                       (36,609)         (2,732)
                                                                         -----------     -----------
           Net Cash Provided By (Used In) Operating Activities              (293,949)        244,966
                                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from Sale to DRIA, LLC                                      1,300,772              --
      Purchase of Property and Equipment                                    (105,643)       (119,200)
      Purchase of Marketable Securities                                      (76,226)             --
      Sale of Marketable Securities                                          125,059              --
                                                                         -----------     -----------
           Net Cash Provided By (Used In) Investing Activities             1,243,962        (119,200)
                                                                         -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal Payments on Line of Credit                                        --         (19,100)
      Principal Payments of Long-Term Debt                                   (36,999)        (44,152)
      Proceeds from Line of Credit                                               937              --
      Retirement of Common Stock                                             (50,500)             --
                                                                         -----------     -----------
           Net Cash Used In Financing Activities                             (86,562)        (63,252)
                                                                         -----------     -----------

NET INCREASE IN CASH                                                         863,451          62,514

CASH at Beginning of Year                                                     83,791          21,277
                                                                         -----------     -----------

CASH at End of Year                                                      $   947,242     $    83,791
                                                                         ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Change in Property and Equipment from:
           Increase (Decrease) in Accounts Payable                       $   (50,750)     $   50,750
      Cash Paid During the Year for:
           Interest                                                      $    12,375      $   22,300
           Income Taxes                                                  $        --      $   16,000

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                   DTLL, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 1 - SALE OF ASSETS

On March 20, 2003, the Company's shareholders approved the sale of substantially all of its assets to DRIA, LLC, based on an asset purchase agreement dated November 1, 2002. Under the asset purchase agreement, DRIA, LLC purchased substantially all of the Company's assets and assumed outstanding obligations and liabilities of the Company (with the exception of the Company's income tax receivable and deferred income taxes). In exchange for the net assets sold, the Company received $1,300,772 of cash. DRIA, LLC also assumed the Company's operating lease obligations and employment contracts as part of the asset sale transaction. The Company ceased operating its business as of the close of business on March 20, 2003.

The assets sold and liabilities that were assumed are as follows:

      Accounts Receivable                                         $    806,676
      Inventories                                                      760,863
      Prepaid Expenses                                                  24,047
      Property and Equipment, Net                                      581,400
      Accounts Payable                                                (622,001)
      Accrued Expenses                                                  (6,843)
      Line of Credit Note Payable                                     (238,826)
                                                                  ------------
           Net Assets Sold                                           1,305,316
      Cash Received                                                 (1,300,772)
                                                                  ------------

           Loss on Sale of Assets                                 $      4,544
                                                                  ============


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NAME CHANGE

In 2003, the Company amended its articles of incorporation to change the name of the Company to DTLL, INC. from Dental Resources, Inc.

NATURE OF BUSINESS

The Company's principal line of business was manufacturing and marketing a number of specialized dental products and packaging materials for use in the dental and medical industries. Currently the Board of Directors intends to search for merger candidates or asset purchase transactions.

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

RECEIVABLES

Receivables were stated at the amounts the Company expected to collect from outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that were still outstanding after the Company had used reasonable collection efforts were written off through a charge to the valuation account and a credit to the receivable account.

                                   DTLL, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories were recorded at the lower of first-in, first-out cost or market.

Inventories consisted of the following:

                                              May 31
                               ----------------------------------
                                 2003                      2002
                               ---------                ---------


      Raw Materials            $      --                $ 111,432
      Work in Process                 --                  255,363
      Finished Goods                  --                  300,316
                               ---------                ---------

           Totals              $      --                $ 667,111
                               =========                =========

PROPERTY AND DEPRECIATION

Property and equipment were recorded at original cost. Additions, improvements or major renewals were capitalized. Any gains or losses on property and equipment retirements are reflected in the current year operations.

DEPRECIATION IS COMPUTED USING THE STRAIGHT-LINE METHOD AT RATES BASED ON ESTIMATED SERVICE LIVES OF THE ASSETS AS FOLLOWS:

      Molds                                            3-10 Years
      Furniture and Fixtures                           3-10 Years
      Leasehold Improvements                              5 Years
      Computer Software                                   3 Years

LONG-LIVED ASSETS

The Company reviewed long-lived assets on an individual level for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceed their fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are carried at the lower of the carrying amount or their fair value less disposal costs. There were no long-lived assets at May 31, 2003. At May 31, 2002, no impairment loss provision was required or recorded in the financial statements.

REVENUE RECOGNITION

The Company's revenues consist of product sales and billings for freight and handling charges. The Company recognizes revenue from the sale of products and the associated freight and handling charges when the product is shipped and the risk of ownership is transferred to the customer.

                                   DTLL, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The major temporary difference relates to operating loss carryforwards.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense was $75,906 and $102,656 for the years ended May 31, 2003 and 2002.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development expense was $7,789 and $14,843 for the years ended May 31, 2003 and 2002.

NET LOSS PER COMMON SHARE

Basic net loss per share is based on the weighted average number of common shares outstanding during each year. Diluted net loss per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of loss per share for the years ended May 31, 2003 and 2002 is as follows:

                                                  2003                                2002
                                         BASIC            DILUTED            BASIC            DILUTED
                                      ----------        ----------        ----------        ----------
Net Loss                              $ (391,058)       $ (391,058)       $  (10,778)       $  (10,778)
                                      ==========        ==========        ==========        ==========

Average Shares Outstanding               801,065           801,065           813,565           813,565

  Effect of dilutive securities:
                    Options *                 --                --                --                --
                    Warrants *                --                --                --                --
                                      ----------        ----------        ----------        ----------

Equivalent shares                        801,065           801,065           813,565           813,565
                                      ==========        ==========        ==========        ==========

Loss per Share                        $    (0.49)       $    (0.49)       $    (0.01)       $    (0.01)
                                      ==========        ==========        ==========        ==========

* All potential common shares are anti-dilutive for 2003 and 2002 and are excluded from the calculation of loss per share.

                                   DTLL, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK COMPENSATION

The Company has a stock option plan which allows issuance of stock options to directors and key employees. These plans are described more fully in Note 10. The Company has elected to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees and directors. If the Company had elected to recognize compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123 (see Note 10), net loss and net loss per share would have been as follows:

                                                                  2003           2002
                                                               ---------      ---------
Net Loss as Reported                                           $(391,058)     $ (10,778)
Less:  Total Stock-Based Employee Compensation Expense
     Determined Under the Fair Value Method for All Awards      (110,480)            --
                                                               ---------      ---------

     Proforma Net Loss                                         $(501,538)     $ (10,778)
                                                               =========      =========

Basic Net Loss Per Share:
     As Reported                                               $   (0.49)     $   (0.01)
     Proforma                                                      (0.63)         (0.01)

Diluted Net Loss Per Share:
     As Reported                                                   (0.49)         (0.01)
     Proforma                                                      (0.63)         (0.01)

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments. The Company places it cash investments with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts that, at times, exceed the federally insured limits. The Company has not experienced losses in these accounts and does not believe it is exposed to any significant credit risk.

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

NEW ACCOUNTING PRINCIPLES

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and an associated asset retirement cost. The statement applies to tangible long-lived assets, including individual assets, functional groups of related assets and significant parts of assets. It covers a company's legal obligations resulting from the acquisition, construction, development or normal operation of a capital asset. The Company does not expect adoption of this standard to have a material impact on its financial position or operating results.

                                   DTLL, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRINCIPLES (CONTINUED)

Effective June 1, 2002, the Company adopted SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 sets forth requirements for measuring and recognizing impairment losses on long-lived assets. The statement also establishes financial reporting requirements when impairment losses are recognized. Adoption of this standard had no impact on the Company's financial position or operating results in 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities for termination of benefits provided to employees, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or to relocate employees. Adoption of this standard had no impact on the Company's financial position or operating results in 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FAS 123." This statement amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. The Company intends to continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. Adoption of this standard had no material impact on the Company's financial position or operating results in 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement is effective for contracts and hedging relationships entered or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The Company does not expect adoption of this standard to have a material impact on its financial position or operating results.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This statement is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company does not expect adoption of this standard to have a material impact on its financial position or operating results.

                                   DTLL, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                                May 31
                                                     ---------------------------
                                                         2003           2002
                                                     -----------     -----------

Molds                                                $        --     $   595,410
Furniture and Fixtures                                        --         751,821
Leasehold Improvements                                        --          47,317
Computer Software                                             --          23,597
                                                     -----------     -----------

     Total                                           $        --     $ 1,418,145
                                                     ===========     ===========


NOTE 4 - INVESTMENT SECURITIES

All readily marketable investments in equity securities are classified as trading. Investments classified as trading are reported at fair value with unrealized gains and losses included in income. As of May 31, 2003, the Company held no securities.

The cost and fair values of securities sold, not yet purchased at May 31, 2003 are:

                                                           Gross
                                              Sale       Unrealized      Fair
 Description                                 Price         Loss          Value
------------------                         ----------    ----------   ----------

 Common Stock                              $   47,068   $    3,787    $   50,855
                                           ==========   ==========    ==========

Realized gains on sales of trading securities in 2003 were $1,765. Gains and losses of securities sold, not yet purchased are reflected in the statement of operations.


NOTE 5 - LINE OF CREDIT NOTE PAYABLE

The Company had a revolving line of credit agreement with Oakley National Bank of Buffalo, Minnesota which enabled the Company to borrow up to $350,000 at 1.00% above the prevailing prime interest rate. The agreement was transferred to DRIA, LLC as part of the asset sale transaction. The loan was secured by equipment, inventory and accounts receivable.


NOTE 6 - LONG-TERM DEBT

Long-term debt was as follows:

                                                                         May 31
                                                                  ---------------------
                                                                    2003         2002
                                                                  --------    ---------
Note payable to Oakley National Bank of Buffalo, Minnesota in monthly installments of $4,028 including interest at 1% above the prevailing prime interest rate to March 2003 when the
remaining balance was paid.                                       $     --    $ 36,999
                                                                  --------    --------
     Total                                                              --      36,999
     Less Amount Due Within One Year                                    --      36,999
                                                                  --------    --------
     Long-Term Debt                                               $     --    $     --
                                                                  ========    ========

                                   DTLL, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE 7 - INCOME TAXES

Income tax expense consists of the following:

                                                                                                 May 31
                                                                                  ------------------------------------
                                                                                     2003                       2002
                                                                                  ----------                ----------
Current:
     State                                                                        $     300                 $     (327)
Deferred                                                                            (90,511)                    (2,732)
Increase in Valuation Allowance                                                      53,902                         --
                                                                                  ----------                ----------

     Total Income Tax Benefit                                                     $ (36,309)                $   (3,059)
                                                                                  ==========                ==========


The provision for income taxes varied from the federal statutory rate as follows:

                                                                                                 May 31
                                                                                  ------------------------------------
                                                                                     2003                      2002
                                                                                  ----------                ----------
  Federal Tax at Statutory Rate                                                         34.0%                     34.0%
  State Income Taxes, Net of Federal Benefit                                             4.0                       5.4
  Non Deductible Expenses                                                               (0.3)                     (3.9)
  Valuation Allowance                                                                  (12.6)                        0
  Effect of Graduated Tax Rates                                                        (18.7)                    (11.9)
  Other                                                                                  2.1                      (1.5)
                                                                                  ----------                ----------

       Effective Tax Rate                                                                8.5%                     22.1%
                                                                                  ==========                ==========


The components of deferred income taxes are as follows:

                                                                                                 May 31
                                                                                  ------------------------------------
                                                                                     2003                      2002
                                                                                  ----------                ----------
Current:
     Deferred Tax Assets:
           Allowance for Uncollectibles                                           $       --                $    2,228
           Inventory                                                                      --                    13,110
                                                                                  ----------                ----------

                Total Current Deferred Tax Assets                                 $       --                $   15,338
                                                                                  ==========                ==========

Noncurrent:
     Deferred Tax Assets:
           Operating Loss Carryforwards                                           $   44,682                $    9,557
           Compensation on Stock Warrants                                              6,864                     8,191
           Minnesota Bonus Depreciation                                                2,356                        --
                                                                                  ----------                ----------
                Gross Deferred Tax Assets                                             53,902                    17,748
           Less Valuation Allowance                                                  (53,902)                       --
                                                                                  ----------                ----------
                Net Noncurrent Deferred Tax Asset                                         --                    17,748

     Deferred Tax Liabilities:
           Depreciation                                                                   --                   (69,695)
                                                                                  ----------                ----------

                Net Noncurrent Deferred Tax Liability                             $       --                $  (51,947)
                                                                                  ==========                ==========

                                   DTLL, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE 7 - INCOME TAXES (CONTINUED)

The Company has net operating loss carryforwards as of May 31, 2003 of $258,000 and $72,000 which can be used to offset future federal and state taxable income respectively. If not utilized these carryforwards will expire in 2023.


NOTE 8 - COMMITMENTS

OPERATING LEASES -

The Company leased office, manufacturing and warehouse space under operating leases from a partnership consisting of officers and directors of the Company and from a third party. The leases required monthly payments, real estate taxes, insurance and other miscellaneous costs. The leases expire between December 31, 2004 and August 31, 2006, but provided for an option to renew for an additional five years.

Total rent expense (including real estate taxes, insurance and other costs which were required to be paid by the Company) for the periods ended May 31, 2003 and 2002 are as follows:

                                            Related
                                             Party         Other         Total
                                           ---------     ---------     ---------
Expense:
      2002                                 $ 151,205     $   7,890     $ 159,095
      2003                                    98,189        17,903       116,092

On March 20, 2003, in conjunction with the sale of the Company's assets to DRIA, LLC, all obligations under the lease agreements were assigned to and assumed by DRIA, LLC. As a result, there are no further commitments or obligations to the Company under these leases.

EMPLOYMENT CONTRACTS -

The Company had entered into five-year employment agreements with officers Douglas Murphy, William Murphy, and Bryan Nichols. The agreements, which expire in May 2007, provided for the payment of salaries that are adjusted annually for changes in cost of living, and annual bonuses based on the Company's performance. With the exception of termination due to disability, the termination of the employment agreements by the Company prior to May 31, 2007 would not have affected the Company's obligation to pay such salaries and annual bonuses until May 31, 2007. In fiscal year 2003, each of the aforesaid officers received an annual salary of $118,269. Assuming that these salaries are not increased for changes in costs of living, and without considering any bonus payments to be made to the officers on or prior to May 31, 2007, the Company would have had to pay to each of the officers at least $473,076 for the period remaining under the employment agreements (June 1, 2003 through May 31, 2007), resulting in a minimum commitment of at least $1,419,228 of the Company under the three employment agreements.

On March 20, 2003, in conjunction with the sale of the Company's assets to DRIA, LLC, all obligations under the employment contracts for officers Douglas Murphy, William Murphy, and Bryan Nichols were assigned to and assumed by DRIA, LLC. As a result, there are no further commitments or obligations to the Company under these contracts.

                                   DTLL, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE 9 - RETIREMENT PLANS

The Company has a defined contribution 401(k) profit sharing plan in effect for its employees who meet certain age and service requirements. Employees may elect to contribute an amount up to the maximum dollar amount allowed by the IRS. The Company contributes up to 3% of the employee's salary. The Company's expense for this plan was $19,961 and $24,082 for the years ended May 31, 2003 and 2002.


NOTE 10 - STOCK OPTIONS AND WARRANTS

The Company has a stock option plan that allows issuance of stock options to officers and key employees. The exercise price for each option is to be no less than 100% of the fair market value of the common stock on the day the option is granted. Options under this plan have a term of five years. A total of 234,043 shares of common stock have been reserved for this plan. As of May 31, 2003, a total of 156,915 shares remained available to be issued under this plan.

The following summarizes transactions for stock options and warrants for the years ended May 31, 2003 and 2002:

                                        Stock Options                   Warrants
                                  -------------------------     -------------------------
                                    Number         Average        Number         Average
                                      of          Exercise          of          Exercise
                                    Shares         Price          Shares          Price
                                  ----------     ----------     ----------     ----------
Outstanding May 31, 2001            73,869       $     1.02        111,705     $      .47

      Expired                       (3,528)             .86             --             --
      Cancelled                    (51,062)            1.03        (47,874)           .47
                                  --------                      ----------

Outstanding May 31, 2002            19,279             1.03          63,831           .47

      Issued                        75,000             1.01          75,000          1.01
      Cancelled                    (17,151)            1.03              --            --
                                  --------       ----------     -----------    ----------

Outstanding May 31, 2003            77,128       $     1.01         138,831    $      .76
                                  ========       ==========     ===========    ==========

All stock options and warrants are fully vested and currently exercisable as of May 31, 2003. The weighted average fair value of options and warrants granted during the year ended 2003 was $.74. There were no options or warrants granted in the year ended May 31, 2002. The weighted average remaining life of all options and warrants outstanding at May 31, 2003 was 3.5 years.

The following table summarized the status of options and warrants outstanding at May 31, 2003:

                                                                        Weighted
                                                         Weighted       Average
                                                        Remaining        Excise
Range of Exercise Prices                   Shares         Life           Price
------------------------                   ------       ---------       -------

Options:
     $1.01 to $1.03                        77,128          4.2          $ 1.01

Warrants:
     $.47                                  63,831          1.8             .47
     $1.01                                 75,000          4.3            1.01

                                   DTLL, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company follows the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," but applies APB Opinion No.25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees. There has been no compensation expense recorded for options and warrants issued to officers and employees.

If the Company had elected to recognize compensation cost for its stock based transactions with employees using the method prescribed by SFAS No. 123, net loss and loss per share would have been as follows at May 31, 2003.

Fair Value of Options and Warrants Issued                     $  110,480
Proforma Compensation Expense                                    110,480
Pro-Forma Net Loss                                              (501,538)
Basic Net Loss Per Share                                           (0.63)
Diluted Net Loss Per Share                                         (0.63)

The fair value of the options and warrants granted in 2003 was the Black-Scholes option pricing model, using the following assumptions:

Risk-Free Interest Rate                                             4.26%
Expected Life                                                    5 Years
Expected Volatility                                                92.38%
Dividend Yield                                                       0.0%

In March 2000, warrants were granted to consultants of the Company which total 63,831 shares worth of common stock as consideration for assisting the Company in identifying and evaluating strategic business opportunities and helping to negotiate and structure any potential transactions over the following two years. The warrants issued to the consultants allow the holder to purchase the Company's common stock at $.47 per share. Compensation expense for stock warrants issued to nonemployee consultants was being expensed equally over the two-year life of the consulting agreement based on a calculation of the fair value of the warrants issued using the Black-Scholes option pricing model. The Company recognized $0 and $9,481 of compensation expense for the years ended May 31, 2003 and 2002. The compensation expense recorded was included in general and administrative expense on the Company's statement of operations.


NOTE 11 - SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company had one reportable segment that was the manufacturing and marketing of five associated groups of dental related products. The Company's five product groups were: Pro-form thermo-forming equipment and supplies, Hygienist chemicals and consumables, Packaging products, Procure ultraviolet light-cured ovens and composites, and Pro-flex denture materials. These products were sold to various companies worldwide with no one country representing a significant portion of the total sales. The Company does not currently own any assets outside the United States.

                                   DTLL, INC.

                          NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE 11 - SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)

Gross revenues by product group were as follows:

                                       Year Ended May 31, 2003
                        -------------------------------------------------
                           TOTAL             DOMESTIC           FOREIGN
                        -----------        -----------        -----------

      Pro-form          $ 2,441,543        $ 1,587,003        $   854,540
      Hygienist           1,079,718            755,803            323,915
      Packaging           1,202,205            901,654            300,551
      Procure                65,447             46,467             18,980
      Pro-flex               56,522             49,174              7,348
                        ------------       ------------       -----------

           Totals       $ 4,845,435        $ 3,340,101        $ 1,505,334
                        ===========        ===========        ===========

                                     Year Ended May 31, 2002
                        -------------------------------------------------
                           TOTAL             DOMESTIC           FOREIGN
                        -----------        -----------        -----------

      Pro-form          $ 3,042,636        $ 2,008,140        $ 1,034,496
      Hygienist           1,253,597            877,518            376,079
      Packaging           1,412,963          1,087,982            324,981
      Procure                88,414             62,774             25,640
      Pro-flex              106,608             93,815             12,793
                        -----------        -----------        -----------

           Totals       $ 5,904,218        $ 4,130,229        $ 1,773,989
                        ===========        ===========        ===========

The Company derived 20% and 18% of its sales from one customer for the years ended May 31, 2003 and 2002, respectively.


NOTE 12- RELATED PARTY TRANSACTIONS

In 2003 the Company entered into an agreement with Oak Ridge Financial Services Group, Inc. for investment management services for a portion of its cash. Oak Ridge Financial Services Group, Inc. will receive up to 20% of profits for their services. Oak Ridge Financial Group Inc. is a subsidiary of Oak Ridge Capital Group, Inc. Director Edward Adams is the Vice Chairman of Oak Ridge Capital Group, Inc (NASDAQ NMS: ORCG), the parent company of Oak Ridge Financial Services Group, Inc., f/k/a Equity Securities Investments, Inc.


NOTE 13- AUTHORIZED STOCK

On March 20, 2003, the shareholders approved amendments to the Company's articles of incorporation. The amendments increased the Company's authorized stock to 100,000,000 shares with a par value of $0.01 per share, consisting of 50,000,000 shares of common stock and 50,000,000 shares of undesignated stock.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

                     For the Fiscal Year Ended May 31, 2003

                                   DTLL, INC.


Exhibit          Description

Exhibit 2.1 Agreement and Plan of Reorganization by and among Apollo Diamond, Inc. and Dental Resources, Inc. (Incorporated by reference to Exhibit 2.1 to Company's Annual Report on Form 10-KSB filed on August 29, 2001.)

Exhibit 2.2 Asset Purchase Agreement dated as of November 1, 2002 between the Company, DRIA, LLC, and Mycone Dental Supply, Co., Inc., a New York corporation (Incorporated by reference to Annex B on pages B-1 through B-55 to the Company's Definitive Proxy Statement filed on February 12, 2003.)

Exhibit 3.1 Amended and Restated Articles of Incorporation (Incorporated by reference to Annex A on pages A-1 through A-3 to the Company's Definitive Proxy Statement filed February 12, 2003.)

Exhibit 3.2 Restated Bylaws (Incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-KSB filed August 29, 2002.)

Exhibit 10.1 Investment Banking Agreement with Equity Securities Investments, Inc. (Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Company's Annual Report on Form 10-KSB filed on February 7, 2003.)

Exhibit 10.2     Charlie Bull Royalty Agreement (Incorporated by reference to
                 Exhibit 10.3 to Company's Annual Report on Form 10-KSB filed August 29, 2002.)

Exhibit 10.3 Douglas Murphy Employment Contract (Incorporated by reference to Exhibit 10.5 to Company's Annual Report on Form 10-KSB filed August 29, 2002.)*

Exhibit 10.4 William Murphy Employment Contract (Incorporated by reference to Exhibit 10.6 to Company's Annual Report on Form 10-KSB filed August 29, 2002.)*

Exhibit 10.5     Bryan Nichols Employment Contract (Incorporated by reference to
                 Exhibit 10.7 to Company's Annual Report on Form 10-KSB filed August 29, 2002.)*

Exhibit 11       Statement Regarding Computation of Earnings per Share **

Exhibit 31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

Exhibit 31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

Exhibit 32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

Exhibit 32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

-------------------------------
*  Management Contract
** Filed Herewith.