Form 10QSB
period 2003-08-31
DTLL INC
filed 2003-10-15
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003


( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE
    TRANSITION PERIOD FROM _________ TO __________


                         COMMISSION FILE NUMBER 0-30608


                                   DTLL, INC.
                                   ----------
        (Exact Name of Small Business Issuer as Specified in its charter)
        -----------------------------------------------------------------


        MINNESOTA                                          41-1279182
(State of Incorporation)                       (IRS Employer Identification No.)


               701 XENIA AVE S, SUITE 130 GOLDEN VALLEY, MN 55416
               --------------------------------------------------
                    (Address of principal executive offices)


                   (Issuer's telephone number) (763)591-6450
                                               -------------


CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES (X) NO ( )


THERE WERE 763,565 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING AT AUGUST 31, 2003.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORM (CHECK ONE):

YES ( )  NO (X)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   DTLL, INC.
                                 BALANCE SHEETS
                     AS OF AUGUST 31, 2003 AND MAY 31, 2003
--------------------------------------------------------------------------------

                                                                     AUGUST 31,         MAY 31,
                                                                        2003             2003
                                                                    (UNAUDITED)        (AUDITED)
                                                                    -----------       -----------
ASSETS:
CURRENT ASSETS:
   Cash                                                             $   763,318       $   947,242
   Marketable Securities                                                158,850                --
   Income tax receivable                                                 30,977            30,977
   Other receivables                                                      2,291                --
   Prepaid expenses                                                       2,168             6,701
                                                                    -----------       -----------
      TOTAL CURRENT ASSETS                                              957,604           984,920
                                                                    -----------       -----------

TOTAL ASSETS                                                        $   957,604       $   984,920
                                                                    ===========       ===========


                                                                     AUGUST 31,         MAY 31,
                                                                        2003             2003
                                                                    (UNAUDITED)        (AUDITED)
                                                                    -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Securities sold not yet purchased                                $    55,380       $    50,855
   Accounts payable                                                       7,045             5,970
   Accrued expenses                                                      56,243            25,000
                                                                    -----------       -----------
      TOTAL  LIABILITIES                                                118,668            81,825
                                                                    -----------       -----------

COMMITMENTS:

STOCKHOLDERS' EQUITY:
   Undesignated Stock - $.01 Par Value, 50,000,000 Shares
   Authorized, No Shares Issued or Outstanding                               --                --
   Common Stock - $.01 par value, 50,000,000 Shares Authorized
   763,565 and 813,565 Shares Issued and Outstanding                      7,636             7,636
   Additional paid-in capital                                         1,578,485         1,578,485
   Accumulated deficit                                                 (747,185)         (683,026)
                                                                    -----------       -----------
         TOTAL STOCKHOLDERS' EQUITY                                     838,936           903,095
                                                                    -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   957,604       $   984,920
                                                                    ===========       ===========

See Accompanying Notes to Financial Statements

                                   DTLL, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

--------------------------------------------------------------------------------

                                                               AUGUST 31,        AUGUST 31,
                                                                 2003              2002
                                                             -----------       -----------
SALES                                                        $        --       $ 1,506,588

COST OF SALES                                                         --         1,122,263
                                                             -----------       -----------
GROSS PROFIT                                                          --           384,325
                                                             -----------       -----------

EXPENSES

    Marketing                                                         --           176,080
    General & Administrative                                      75,790           158,731
                                                             -----------       -----------
TOTAL EXPENSES                                                    75,790           334,811
                                                             -----------       -----------
INCOME (LOSS) FROM OPERATIONS                                    (75,790)           49,514

OTHER INCOME (EXPENSE)

    Interest and Dividend Income                                      85                --
    Realized gains from Marketable Securities                      6,656                --
    Unrealized gains from Marketable Securities                    4,785                --
    Finance charge income                                             --             2,080
    Other income (expense)                                           105            (9,304)
    Interest expense                                                  --            (3,215)
                                                             -----------       -----------
TOTAL OTHER INCOME (EXPENSE)                                      11,631           (10,439)
                                                             -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                                (64,159)           39,075
                                                             -----------       -----------


PROVISION FOR INCOME TAXES                                            --             7,391
                                                             -----------       -----------

NET INCOME (LOSS)                                            $   (64,159)      $    31,684
                                                             ===========       ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE                     $     (0.08)      $      0.04
                                                             ===========       ===========

DILUTED NET INCOME (LOSS) PER COMMON SHARE                   $     (0.08)      $      0.04
                                                             ===========       ===========

AVERAGE BASIC SHARES OUTSTANDING                                 763,565           813,565
AVERAGE DILUTED SHARES OUTSTANDING                               763,565           813,565

See Accompanying Notes to Financial Statements

                                   DTLL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                              AS OF AUGUST 31, 2003
--------------------------------------------------------------------------------

                                            COMMON STOCK
                                  -------------------------------
                                     NUMBER                                ADDITIONAL
                                       OF                                   PAID-IN           ACCUMULATED
                                     SHARES             AMOUNT              CAPITAL             DEFICIT              TOTAL
                                  -----------         -----------         -----------         -----------         -----------
BALANCE ON MAY 31, 2002               813,565         $     8,136         $ 1,628,485         $  (291,968)        $ 1,344,653

   Net Loss                                                                                      (391,058)           (391,058)
   Repurchase of stock                (50,000)               (500)            (50,000)                                (50,500)
                                  -----------         -----------         -----------         -----------         -----------


BALANCE ON MAY 31, 2003               763,565               7,636           1,578,485            (683,026)            903,095

   Net Loss                                                                                       (64,159)            (64,159)
                                  -----------         -----------         -----------         -----------         -----------


BALANCE ON AUGUST 31, 2003            763,565         $     7,636         $ 1,578,485         $  (747,185)        $   838,936
                                  ===========         ===========         ===========         ===========         ===========

See Accompanying Notes to Financial Statements

                                    DTLL, INC
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                      2003          2002
                                                                   ---------     ---------
CASH FLOWS FROM  OPERATING ACTIVITIES:
   Net Income (Loss)                                               $ (64,159)    $  31,684
   Adjustments to Reconcile Net Income (Loss) to Net
        Cash Used in Operating Activities:
     Depreciation                                                         --        35,940
     Amortization                                                         --           140
     Loss on Disposal of Fixed Assets                                     --         9,304
     Realized Gains on Marketable Securities                          (6,656)           --
     Unrealized Gains on Marketable Securities                        (4,785)           --
     (Purchases) Sales of Marketable Securities, Net                (142,883)           --
     CHANGES IN ASSETS AND LIABILITIES:
       Accounts Receivables                                               --       (84,451)
       Other Receivables                                              (2,291)        3,195
       Income Taxes Receivable                                            --         7,391
       Inventories                                                        --       (49,934)
       Prepaid Expenses                                                4,533       (39,301)
       Deposits                                                           --        (6,400)
       Accounts Payable                                                1,074        91,184
       Accrued Expenses                                               31,243       (40,439)
                                                                   ---------     ---------
          NET CASH USED IN OPERATING ACTIVITIES:                    (183,924)      (41,687)
                                                                   ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment                                     --        (9,844)
                                                                   ---------     ---------
          NET CASH USED IN INVESTING ACTIVITIES                           --        (9,844)
                                                                   ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Long-Term Debt                                   --       (11,605)
                                                                   ---------     ---------
          NET CASH USED IN FINANCING ACTIVITIES                           --       (11,605)
                                                                   ---------     ---------

NET DECREASE IN CASH                                                (183,924)      (63,136)

CASH at Beginning of Period                                          947,242        83,791
                                                                   ---------     ---------

CASH at End of Period                                              $ 763,318     $  20,655
                                                                   =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during period for:
     Interest                                                      $      --     $   3,215
                                                                   =========     =========
     Income taxes                                                  $      --     $      --
                                                                   =========     =========

See Accompanying Notes to Financial Statements

                                   DTLL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   INTERIM FINANCIAL STATEMENTS

The information furnished in this report is unaudited but reflects all adjustments (which include only normal recurring adjustments), which are necessary, in the opinion of management, for the fair presentation of the results of the interim period. Actual results for the three months ending August 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on form 10-KSB.


2.   REVENUE RECOGNITION

Prior to the sale of the Company's operating business in March 2003 the company's revenues consisted of product sales and billings for freight and handling charges. The company recognized revenue from the sale of products and the associated freight and handling charges when the product was shipped and the risk of ownership was transferred to the customer.


3.   NET EARNINGS PER COMMON SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each year. Diluted net income (loss) per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of earnings per share for the quarter ended August 31, 2003 and 2002 is as follows:

                                             THREE MONTHS ENDED                  THREE MONTHS ENDED
                                              AUGUST 31, 2003                     AUGUST 31, 2002
                                           BASIC          DILUTED              BASIC         DILUTED
                                        ---------------------------         --------------------------
Net earnings (loss)                     $ (64,159)        $ (64,159)        $  31,684        $  31,684
                                        ---------         ---------         ---------        ---------

Average shares outstanding                763,565           763,565           813,565          813,565

  Effect of dilutive securities:
             Options and Warrants*              0                 0                 0                0
                                        ---------         ---------         ---------        ---------

Equivalent shares                         763,565           763,565           813,565          813,565
                                        ---------         ---------         ---------        ---------

Earnings (loss) per share               $   (0.08)        $   (0.08)        $    0.04        $    0.04
                                        =========         =========         =========        =========

*All potential common shares are antidilutive for the period ended August 31,2003 and are excluded from the calculation of loss per share.


4. INVESTMENT SECURITIES

All readily marketable investments in equity securities are classified as trading securities. Investments classified as trading securities are reported at fair value with unrealized gains and losses included in operations. Gains and losses of securities sold, not yet purchased are reflected in the statement of operations.

Realized gains on sales of trading securities in the quarter ended August 31, 2003 were $6,656.

5.  INCOME TAXES
For the three month period ended August 31, 2003 the Company has not recorded an income tax benefit since it has established a valuation allowance against all deferred tax assets


6.   STOCK OPTIONS AND WARRANTS

The Company has a stock option plan, which allows issuance of stock options to officers and key employees. The exercise price for each option is to be no less than 100% of the fair market value of the common stock on the day the option is granted. Options under this plan have a term of five years. A total of 234,043 shares of common stock have been reserved for this plan. As of August 31, 2003 156,915 remained available to be issued under this plan.

No options or warrants were granted during the quarters ended August 31, 2003 and 2002

The Company follows the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," but applies APB Opinion No.25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees. There was no compensation expense recorded for options and warrants issued to officers and employees in previous fiscal years.

The following summarizes transactions for stock options and warrants for the year ended May 31, 2003 and the quarter ended August 31, 2003

                                           STOCK OPTIONS                          WARRANTS
                                    ---------------------------         ---------------------------
                                      NUMBER           AVERAGE            NUMBER           AVERAGE
                                        OF            EXERCISE              OF             EXERCISE
                                      SHARES            PRICE             SHARES            PRICE
                                    ---------         ---------         ---------         ---------
OUTSTANDING AT MAY 31, 2002            19,279              1.03            63,831             0.47

              Issued                   75,000              1.01            75,000               --
              Cancelled               (17,151)             1.03                 0             1.01
                                      -------         ---------         ---------         --------


OUTSTANDING AT MAY 31, 2003            77,128         $    1.01           138,831         $   0.76
                                      -------         ---------         ---------         --------


OUTSTANDING AT AUGUST 31, 2003         77,128         $    1.01           138,831         $   0.76
                                      =======         =========         =========         ========

The following table summarizes the status of Options and Warrants outstanding at August 31, 2003

                                         WEIGHTED        WEIGHTED
                                        REMAINING        AVERAGE
RANGE OF EXERCISE PRICES     SHARES        LIFE       EXERCISE PRICE
--------------------------------------------------------------------
OPTIONS
$ 1.01 to $1.03              77,128        3.95         $ 1.01


WARRANTS
$   0.47                     63,831        1.55           0.47
$   1.01                     75,000        4.00           1.01

If the Company had elected to recognize compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123 net loss and net loss per share would have been as follows:

                                                                   2003               2002
                                                               -----------        -----------
Net Income (Loss) as Reported                                  $   (64,159)       $    31,684
Less:  Total Stock-Based Employee Compensation Expense
   Determined Under the Fair Value Method for All Awards                (0)                (0)
                                                               -----------        -----------

   Proforma Net Income (Loss)                                  $   (64,159)       $    31,684
                                                               ===========        ===========

Basic Net Income (Loss) Per Share:
   As Reported                                                 $     (0.08)       $      0.04
   Proforma                                                          (0.08)              0.04

Diluted Net Income (Loss) Per Share:
   As Reported                                                       (0.08)              0.04
   Proforma                                                          (0.08)              0.04


7. NEW ACCOUNTING PRINCIPLES

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS 123." This statement amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are currently effective. The Company intends to continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. Adoption of this standard had no material impact on the Company's financial position or operating results in 2003.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief or current expectations of the Company with respect to its financing plans and its plans to find an appropriate business combination transaction. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-QSB, including, without limitation, the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies important factors that could cause or contribute to such differences

INTRODUCTION

The Company, f/k/a Dental Resources, Inc., was incorporated as a "C" corporation in Minnesota in 1976. It has not been the subject of any bankruptcy, receivership or similar proceedings; it has not experienced any material reclassification, merger or consolidation; nor has it purchased a significant amount of assets that was not in the ordinary course of its business. The Company was principally engaged in the manufacturing and distribution of a number of specialized dental products and packaging materials for use by the dental and medical industries until March of 2003. In March 2003 the Company essentially sold all of its operating business for cash. Since that time the only activities of the Company have been related to the protection of its assets by investing portions of the proceeds from the sale. The Company has a fiscal year of May 31.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

For the quarter ended August 31, 2003, the Company recorded no operating revenues, a decrease of 100% compared to $1,507,000 for the same period in 2002. This change is attributable to the sale of all operating assets effective March 2003.

Marketing expenses for the quarter ending August 31, 2003 decreased to $0 from $176,000 in 2002, a decrease of 100%. The decrease is the also the result of suspending operations. General and administrative expenses decreased to $76,000 for the quarter ended August 31, 2003 from $159,000 in 2002, a decrease of 52%. The overall decrease was the result of the suspension of operations resulting from the sale of its operating assets in March 2003.

Director fees of $31,500 for the quarter ending August 31, 2003 increased from $18,000 in 2002. Legal fees including transfer agent and financial printing of $9,200, and accounting and professional services of $36,000 associated with year end audit work and SEC filings were the other significant items contributing to the general and administrative expenses for the current quarter.

Investment activity generated approximately $11,500 of income for the quarter. Interest expense decreased to $0 for the quarter ended August 31, 2003 from $3,200 in 2002. The decrease in interest is a result of assigning existing loans in connection with the sale of assets in March 2003. Income taxes decreased to $0 for the quarter ended August 31, 2003 from an expense of $7,400 in 2002. For the three month period ended June 30, 2003 the Company has not recorded an income tax benefit since it has established a valuation allowance against all deferred tax assets.

The Company experienced a Net Loss for the quarter ended August 31, 2003 of $64,159 as compared to a Net Profit of $31,684 in 2002.

On August 31, 2003 the Company's total assets were $957,604, compared to $984,920 at May 31, 2003. The decrease of approximately $27,000 was due primarily to a decrease in cash as expenses for the period were satisfied. Total liabilities increased by $37,000 from $82,000 at May 31, 2003 to $119,000 at August 31, 2003. An increase in accrued expenses accounted for the majority of this change as expenses were accrued but not satisfied as of the end of the current period.


LIQUIDITY AND CAPITAL RESOURCES

During the three month period ending August 31, 2003, the Company produced a negative cash flow from operations of $184,000. The prior year produced positive cash flows from operations of $42,000 in comparison. The decrease in operating cash flows was due to a combination of a sale of the Company's operating business, the investment activity for a portion of the cash proceeds received and administrative expenses relating to corporate operations.

The Company typically relied on cash flows from operations to finance its working capital needs. The Company had a working capital loan with Oakley National Bank of Buffalo, Minnesota in the amount of $350,000 secured by the Company's inventories and accounts receivable to fund temporary or seasonal variations in cash flows. As of August 31, 2003, the Company did not have any further loan obligations to Oakley Bank as it had assigned the existing liability to the purchaser of its assets in March 2003. The Company traditionally borrowed capital from time to time on term basis to finance necessary purchases of specific capital equipment. As of August 31, 2003, there was no balance due on any outstanding term loans. The Company's future capital requirements will depend on the decision's of the board of directors regarding the Company's future business operations.

There are no known trends, events, or uncertainties known to management at this time that have had or are reasonably expected to have a material impact on the net sales or revenues or income from investments made by the Company.


FUTURE EXPECTATIONS

The Company's future financial performance will depend on the decisions of the Company's board of directors regarding its future business operations

ITEM 3. CONTROLS AND PROCEDURES.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.


ITEM 5. OTHER INFORMATION
        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits:

        See Exhibit Index following Signature page.

        Reports on Form 8-K:

        A report of Form 8-K/A-1 was filed on June 3, 2003 to amend Item 7 of the Current Report on Form 8-K dated April 3, 2003 regarding pro form financial information.


                                   SIGNATURES

In accordance with the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   DTLL, INC.

Date: October 15, 2003
                                                   /s/ Russel G. Felten
                                                   -----------------------------
                                                   Russell G. Felten
                                                   Chief Executive Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-QSB

                  FOR THE FISCAL QUARTER ENDED AUGUST 31, 2003

                                   DTLL, INC.


Exhibit Number    Description
--------------    ------------
Exhibit 3.1       Amended and Restated Articles of Incorporation (Incorporated
                  by reference to Annex A on pages A-1 through A-3 to the Company's Definitive Proxy Statement filed February 12, 2003.)

Exhibit 3.2 Restated Bylaws (Incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-KSB filed
                  August 29, 2002.)

Exhibit 11        Earnings Per Share Calculations

Exhibit 31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002