Form 10QSB
period 2003-11-30
DTLL INC
filed 2004-01-14
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                                   (MARK ONE)

             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                         PERIOD ENDED NOVEMBER 30, 2003

  ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE
                  TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 0-30608

                                   DTLL, INC.
                             ----------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)
                --------------------------------------------

                MINNESOTA                         41-1279182
                ---------                         ----------
        (STATE OF INCORPORATION)        (IRS EMPLOYER IDENTIFICATION NO.)

               701 XENIA AVE S, SUITE 130 GOLDEN VALLEY, MN 55416
               --------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

         (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE) (763) 591-6450
                                                          --------------
                                 --------------

                                 NOT APPLICABLE
               --------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT

 CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION
  13 OR 15(d) OF THE SECURITIES EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR
   SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS),
                                      AND
     (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES (X) NO ( )

   THERE WERE 763,565 SHARES OF COMMON STOCK OUTSTANDING AT JANUARY 14, 2004.


     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES ___ NO _X_

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             DENTAL RESOURCES, INC.
                                 BALANCE SHEETS
                    AS OF NOVEMBER 30, 2003 AND MAY 31, 2003
--------------------------------------------------------------------------------

                                                                    NOVEMBER 30,        MAY 31,
                                                                        2003             2003
                                                                    (UNAUDITED)        (AUDITED)
                                                                    -----------       -----------
ASSETS:

CURRENT ASSETS:
   Cash                                                             $   630,301       $   947,242
   Marketable Securities                                                132,105                --
   Income tax receivable                                                 30,977            30,977
   Prepaid expenses                                                       2,000             6,701
                                                                    -----------       -----------
      TOTAL CURRENT ASSETS                                              795,383           984,920
                                                                    -----------       -----------

TOTAL ASSETS                                                        $   795,383       $   984,920
                                                                    ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Securities sold not yet purchased                                $         0       $    50,855
   Accounts payable                                                       2,102             5,970

   Accrued expenses                                                       1,512            25,000
                                                                    -----------       -----------
      TOTAL  LIABILITIES                                                  3,614            81,825
                                                                    -----------       -----------

COMMITMENTS:

STOCKHOLDERS' EQUITY:
   Undesignated Stock - $.01 Par Value, 50,000,000 Shares
   Authorized, No Shares Issued or Outstanding                               --                --

   Common Stock - $.01 par value, 50,000,000 Shares Authorized
   763,565 Shares Issued and Outstanding                                  7,636             7,636
   Additional paid-in capital                                         1,578,485         1,578,485
   Accumulated deficit                                                 (794,352)         (683,026)
                                                                    -----------       -----------
         TOTAL STOCKHOLDERS' EQUITY                                     791,769           903,095
                                                                    -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   795,383       $   984,920
                                                                    ===========       ===========

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDING NOVEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

                                                             THREE MONTHS ENDING               SIX MONTHS ENDING
                                                                 NOVEMBER 30,                    NOVEMBER 30,
                                                             2003            2002            2003            2002
                                                         -----------     -----------     -----------     -----------
SALES                                                    $        --     $ 1,637,139     $        --     $ 3,143,727

COST OF SALES                                                     --       1,239,095              --       2,361,358
                                                         -----------     -----------     -----------     -----------
GROSS PROFIT                                                      --         398,044              --         782,369

EXPENSES

     Marketing                                                    --         172,460              --         348,539

     General & Administrative                                 42,026         249,962         117,712         408,693
                                                         -----------     -----------     -----------     -----------
TOTAL EXPENSES                                                42,026         422,422         117,712         757,232
                                                         -----------     -----------     -----------     -----------
INCOME (LOSS) FROM OPERATIONS                                (42,026)        (24,378)       (117,712)         25,137

OTHER INCOME (EXPENSE)

     Interest and Dividend Income                                464              --             550              --

     Realized gains (loss) from Marketable Securities         (3,941)             --           2,715              --

     Unrealized gains from Marketable Securities              (1,664)             --           3,121              --

     Finance charge income                                        --             186              --           2,266

     Other income (expense)                                       --              --              --          (9,304)

     Interest expense                                             --          (3,781)             --          (6,996)
                                                         -----------     -----------     -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                                  (5,141)         (3,595)          6,386         (14,034)
                                                         -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                            (47,167)        (27,973)       (111,326)         11,103
                                                         -----------     -----------     -----------     -----------


PROVISION FOR INCOME TAXES                                        --          (5,131)             --           2,260
                                                         -----------     -----------     -----------     -----------

NET INCOME (LOSS)                                        $   (47,167)    $   (22,842)    $  (111,326)    $     8,843
                                                         ===========     ===========     ===========     ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE                 $     (0.06)    $     (0.03)    $     (0.15)    $      0.01
                                                         ===========     ===========     ===========     ===========

DILUTED NET INCOME (LOSS) PER COMMON SHARE*              $     (0.06)    $     (0.03)    $     (0.15)    $      0.01
                                                         ===========     ===========     ===========     ===========

AVERAGE BASIC SHARES OUTSTANDING                             763,565         813,565         763,565         813,565
AVERAGE DILUTED SHARES OUTSTANDING                           763,565         813,565         763,565         832,728

* All potential shares of common stock are anti-dilutive for the three month periods ending November 30, 2002 and 2003 and for the six month period ended November 30, 2003.

See Accompanying Notes to Financial Statements

                              DENTAL RESOURCES, INC
                             STATEMENT OF CASH FLOWS
        FOR THE SIX MONTHS ENDING NOVEMBER 30, 2003 AND NOVEMBER 30, 2002
--------------------------------------------------------------------------------

                                                             2003            2002
                                                          ---------       ---------
CASH FLOWS FROM  OPERATING ACTIVITIES:
   Net Income (Loss)                                      $(111,326)      $   8,843
   Adjustments to Reconcile Net Income (Loss) to Net
        Cash Used in Operating Activities:

     Depreciation                                                --          57,405

     Amortization                                                --             310

     Loss on Disposal of Fixed Assets                            --           9,304

     Realized Gains on Marketable Securities                 (2,715)             --

     Unrealized Gains on Marketable Securities               (3,121)             --

     (Purchases) Sales of Marketable Securities, Net       (177,124)             --

     CHANGES IN ASSETS AND LIABILITIES:

       Accounts Receivables                                      --         (89,240)

       Other Receivables                                         --           3,319

       Income Taxes Receivable                                   --           2,260

       Inventories                                               --         (19,420)

       Prepaid Expenses                                       4,701         (28,516)

       Accounts Payable                                      (3,868)         98,799

       Accrued Expenses                                     (23,488)        (47,314)
                                                          ---------       ---------

          NET CASH USED IN OPERATING ACTIVITIES:           (316,941)         (4,250)
                                                          ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of Property and Equipment                            --         (38,088)
                                                          ---------       ---------

          NET CASH USED IN INVESTING ACTIVITIES                  --         (38,088)
                                                          ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal Payments on Long-Term Debt                          --         (23,367)
                                                          ---------       ---------

          NET CASH USED IN FINANCING ACTIVITIES                  --         (23,367)
                                                          ---------       ---------

NET DECREASE IN CASH                                       (316,941)        (65,705)

CASH at Beginning of Period                                 947,242          83,791
                                                          ---------       ---------

CASH at End of Period                                     $ 630,301       $  18,086
                                                          =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during period for:
     Interest                                             $      --       $   6,996
                                                          =========       =========
     Income taxes                                         $      --       $      --
                                                          =========       =========

See Accompanying Notes to Financial Statements

                             DENTAL RESOURCES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             AS OF NOVEMBER 30, 2003
--------------------------------------------------------------------------------

                                           COMMON STOCK
                                  -----------------------------
                                     NUMBER                           ADDITIONAL
                                       OF                               PAID-IN         ACCUMULATED
                                     SHARES            AMOUNT           CAPITAL           DEFICIT            TOTAL
                                  -----------       -----------       -----------       -----------       -----------
BALANCE ON MAY 31, 2002               813,565       $     8,136       $ 1,628,485       $  (291,968)      $ 1,344,653

   Net Loss                                                                                (391,058)         (391,058)

   Repurchase of stock                (50,000)             (500)          (50,000)                            (50,500)
                                  -----------       -----------       -----------       -----------       -----------


BALANCE ON MAY 31, 2003               763,565             7,636         1,578,485          (683,026)          903,095


   Net Loss                                                                                (111,326)         (111,326)
                                  -----------       -----------       -----------       -----------       -----------


BALANCE ON NOVEMBER 30, 2003          763,565       $     7,636       $ 1,578,485       $  (794,352)      $   791,769
                                  ===========       ===========       ===========       ===========       ===========

                             DENTAL RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. INTERIM FINANCIAL STATEMENTS

The information furnished in this report is unaudited but reflects all adjustments (which include only normal recurring adjustments), which are necessary, in the opinion of management, for the fair presentation of the results of the interim period. Actual results for the three and six month periods ended November 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB.


2. REVENUE RECOGNITION

Prior to the sale of the Company's operating business in March 2003 the company's revenues consisted of product sales and billings for freight and handling charges. The company recognized revenue from the sale of products and the associated freight and handling charges when the product was shipped and the risk of ownership was transferred to the customer.


3. NET EARNINGS PER COMMON SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each year. Diluted net income (loss) per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of earnings per share for the three and six month periods ended November 30, 2003 and 2002 is as follows:

                                              THREE MONTHS ENDED              THREE MONTHS ENDED
                                              NOVEMBER 30, 2003               NOVEMBER 30, 2002
                                            BASIC          DILUTED          BASIC          DILUTED
                                          -------------------------       -------------------------
Net earnings                              $ (47,167)      $ (47,167)      $ (22,842)      $ (22,842)
                                          -------------------------       -------------------------

Average shares outstanding                  763,565         763,565         813,565         813,565

  Effect of dilutive securities:
              Options and Warrants *              0               0               0               0
                                          -------------------------       -------------------------

Equivalent shares                           763,565         763,565         813,565         813,565
                                          -------------------------       -------------------------

Earnings per share                        $   (0.06)      $   (0.06)      $   (0.03)      $   (0.03)
                                          =========================       =========================

* All potential common shares are anti-dilutive for the three months ended November 30, 2002 and November 30, 2003.

                                              SIX MONTHS ENDED                SIX MONTHS ENDED
                                              NOVEMBER 30, 2003               NOVEMBER 30, 2002
                                            BASIC          DILUTED          BASIC         DILUTED
                                          -------------------------       ------------------------
Net earnings                              $(111,326)      $(111,326)      $   8,843      $   8,843
                                          -------------------------       ------------------------

Average shares outstanding                  763,565         763,565         813,565        813,565

  Effect of dilutive securities:
              Options and Warrants *              0               0               0         19,163
                                          -------------------------       ------------------------

Equivalent shares                           763,565         763,565         813,565        832,728
                                          -------------------------       ------------------------

Earnings per share                        $   (0.15)      $   (0.15)      $    0.01      $    0.01
                                          =========================       ========================

* All potential common shares are anti-dilutive for the six months ended November 30, 2003.


4. INVESTMENT SECURITIES

All readily marketable investments in equity securities are classified as trading securities. Investments classified as trading securities are reported at fair value with unrealized gains and losses included in operations. Gains and losses of securities sold, not yet purchased are reflected in the statement of operations.

Realized losses on sales of trading securities in the quarter ended November 30, 2003 were $3,941. Realized gains for the six months ended November 30, 2003 were $2,715.


5. INCOME TAXES

For the three and six month periods ended November 30, 2003 the Company has not recorded an income tax benefit since it has established a valuation allowance against all deferred tax assets.


6. STOCK OPTIONS AND WARRANTS

The Company has a stock option plan, which allows issuance of stock options to officers and key employees. The exercise price for each option is to be no less than 100% of the fair market value of the common stock on the day the option is granted. Options under this plan have a term of five years. A total of 234,043 shares of common stock have been reserved for this plan. As of November 30, 2003, 81,915 remained available to be issued under this plan. On October 3, 2003, options were granted from within the plan to three officers of the Company. Each officer was granted options to purchase 25,000 shares at an option price of $0.75 per share. In the quarter ended November 30, 2002, options were granted from within the plan to three officers of the Company. Each officer was granted options to purchase 25,000 shares at an option price of $0.75 per share. On October 3, 2003, warrants were granted to three directors of the company. Each director was granted a warrant to purchase 25,000 shares at an exercise price of $0.75 per share. The term of the warrants granted is for ten years. In the quarter ended November 30, 2002, warrants were granted to three directors of the company. Each director was granted a warrant to purchase 25,000 shares at an exercise price of $1.01 per share. The term of the warrants granted is for five years.

The Company follows the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," but applies APB Opinion No.25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees. There was no compensation expense recorded for options and warrants issued to officers and employees.

THE FOLLOWING TABLE SUMMARIZES TRANSACTIONS FOR STOCK OPTIONS AND WARRANTS FOR THE YEAR ENDED MAY 31, 2003 AND SIX MONTHS ENDED NOVEMBER 30, 2003

                                          STOCK OPTIONS                     WARRANTS
                                      -----------------------       -----------------------
                                        NUMBER        AVERAGE        NUMBER        AVERAGE
                                          OF         EXERCISE          OF          EXERCISE
                                        SHARES         PRICE         SHARES          PRICE
                                      --------       --------       --------       --------
OUTSTANDING AT MAY 31, 2002             19,279           1.03         63,831           0.47

              Issued                    75,000           1.01         75,000           1.01

              Cancelled                (17,151)          1.03             --             --
                                      --------       --------       --------       --------


OUTSTANDING AT MAY 31, 2003             77,128       $   1.01        138,831       $   0.76
                                      --------       --------       --------       --------

              Issued                    75,000           0.75         75,000       $   0.75
                                      --------       --------       --------       --------


OUTSTANDING AT NOVEMBER 30, 2003       152,128       $   0.88        213,831       $   0.76
                                      ========       ========       ========       ========


THE FOLLOWING TABLE SUMMARIZES THE STATUS OF OPTIONS AND WARRANTS OUTSTANDING AT 11/30/03

                                                            WEIGHTED
                                            WEIGHTED        AVERAGE
                                           REMAINING        EXERCISE
RANGE OF EXERCISE PRICES      SHARES          LIFE           PRICE
--------------------------------------------------------------------------------
OPTIONS
 $    1.03                     2,128          0.75          $ 1.03
 $    1.01                    75,000          3.75          $ 1.01
 $    0.75                    75,000          5.00          $ 0.75


WARRANTS
 $    0.47                    63,831          1.25          $ 0.47
 $    1.01                    75,000          3.75          $ 1.01
 $    0.75                    75,000         10.00          $ 0.75

If the Company had elected to recognize compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123 , net income and net income per share would have been as follows:

                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                      NOVEMBER 30,                       NOVEMBER 30,
                                                                 2003              2002              2003           2002
                                                            -----------------------------       ---------------------------
Net Loss as Reported                                        $   (47,167)      $   (22,842)      $  (111,326)      $   8,843
Less:  Total Stock-Based Employee Compensation Expense
Determined Under the Fair Value Method for All Awards       $   (80,641)      $  (110,480)      $   (80,641)      $(110,480)
                                                            -----------------------------       ---------------------------

Proforma Net Loss                                           $  (127,808)      $  (133,322)      $  (191,967)      $(101,637)
                                                            =============================       ===========================

Basic Net Loss Per Share:
As Reported
                                                                  (0.06)            (0.03)            (0.15)           0.01
Proforma
                                                                  (0.17)            (0.16)            (0.25)          (0.12)

Diluted Net Loss Per Share:
As Reported
                                                                  (0.06)            (0.03)            (0.15)           0.01
Proforma
                                                                  (0.17)            (0.16)            (0.25)          (0.12)

The fair value of the options and warrants granted was estimated using the Black-Scholes option pricing model, using the following assumptions:

                                           2003                2002

   Risk-Free Interest Rate                  3.18%               4.26%
   Expected Life                         5 Years             5 Years
   Expected Volatility                     91.38%              92.38%
   Dividend Yield                            0.0%                0.0%


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief or current expectations of the Company with respect to its financing plans and its plans to find an appropriate business combination transaction. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-QSB, including, without limitation, the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies important factors that could cause or contribute to such differences.

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

RESULTS OF OPERATIONS
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002

For the quarter ended November 30, 2003, the Company recorded no operating revenues, a decrease of 100% compared to $1,637,000 for the same period in 2002. This change is attributable to the sale of all operating assets effective March 2003.

Marketing expenses for the quarter ending November 30, 2003 decreased to $0 from $172,000 in 2002, a decrease of 100%. The decrease is the also the result of suspending operations. General and administrative expenses decreased to $42,000 for the quarter ended November 30, 2003 from $250,000 in 2002, a decrease of 83%. The overall decrease was the result of the suspension of operations resulting from the sale of its operating assets in March 2003. Director fees of $24,000 for the quarter ending November 30, 2003 decreased from $36,000 in 2002 as the number of active directors was reduced to three. Legal fees including transfer agent and financial printing of $4,000, and accounting and professional services of $10,600 associated with SEC filings were the other significant items contributing to the general and administrative expenses for the current quarter.

Investment activity generated a loss of approximately $5,100 for the quarter. Interest expense decreased to $0 for the quarter ended November, 2003 from $3,800 in 2002. The decrease in interest is a result of assigning existing loans in connection with the sale of assets in March 2003. Income taxes decreased to $0 for the quarter ended November 33, 2003 from a benefit of $5,000 in 2002. For the three month period ended November 30, 2003 the Company has not recorded an income tax benefit since it has established a valuation allowance against all deferred tax assets.

The Company experienced a Net Loss for the quarter ended November 30, 2003 of $47,200 as compared to a Net Loss of $22,800 in 2002.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002

For the six months ended November 30, 2003, the Company recorded no operating revenues, a decrease of 100% compared to $3,144,000 for the same period in 2002. This change is attributable to the sale of all operating assets effective March 2003.

Marketing expenses for the quarter ending November 30, 2003 decreased to $0 from $349,000 in 2002, a decrease of 100%. The decrease is the also the result of suspending operations. General and administrative expenses decreased to $118,000 for the six months ended November 30, 2003 from $409,000 in 2002, a decrease of 71%. The overall decrease was the result of the suspension of operations resulting from the sale of its operating assets in March 2003. Director fees of $55,500 for the six months ending November 30, 2003 decreased from $62,000 in 2002 as the number of active directors was reduced to three. Legal fees including transfer agent and financial printing of $13,300, and accounting and professional services of $46,900 associated with year end audit work and SEC filings were the other significant items contributing to the general and administrative expenses for the current six month period.

Investment activity generated approximately $6,400 of income for the six months. Interest expense decreased to $0 for the six months ended November 30, 2003 from $7,000 in 2002. The decrease in interest is a result of assigning existing loans in connection with the sale of assets in March 2003. Income taxes decreased to $0 for the six months ended November 30, 2003 from an expense of $2,300 in 2002. For the six month period ended November 30, 2003 the Company has not recorded an income tax benefit since it has established a valuation allowance against all deferred tax assets.

The Company experienced a Net Loss for the six months ended November 30, 2003 of $111,300 as compared to a Net Profit of $8,800 in 2002.

On November 30, 2003 the Company's total assets were $795,383, compared to $984,920 at May 31, 2003. The decrease of approximately $190,000 was due to a decrease in cash as expenses for the six month period and accruals from prior periods were satisfied. Total liabilities decreased by approximately $78,000 from $81,825 at May 31, 2003 to $3,614 at November 30, 2003. A decrease in a short sell position for securities of $50,855 held at the end of the last fiscal period accounted for the majority of the change in liabilities. The remaining decrease of $27,145 was the result of the company paying payroll taxes and other items accrued in prior fiscal periods.

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ending November 30, 2003, the Company produced a negative cash flow from operations of $316,941. The prior year produced negative cash flows from operations of $4,250 in comparison. The decrease in operating cash flows was due to a combination of the sale of the Company's operating business, the investment activity for a portion of the cash proceeds received form the sale, and administrative expenses relating to corporate operations.

The Company typically relied on cash flows from operations to finance its working capital needs. The Company had a working capital loan with Oakley National Bank of Buffalo, Minnesota in the amount of $350,000 secured by the Company's inventories and accounts receivable to fund temporary or seasonal variations in cash flows. As of November 30, 2003, the Company did not have any further loan obligations to Oakley Bank as it had assigned the existing liability to the purchaser of its assets in March 2003. As of November 30, 2003, there was no balance due on any outstanding term loans. The Company's future capital requirements will depend on the decision's of the board of directors regarding the Company's future business operations.

There are no known trends, events, or uncertainties known to management at this time that have had or are reasonably expected to have a material impact on the net sales or revenues or income from investments made by the Company.

FUTURE EXPECTATIONS

The Company's future financial performance will depend on the decisions of the Company's board of directors regarding its future business operations.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None.

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

                  See Exhibit Index following Signature page.

         (b) Reports on Form 8-K:

                  None.


                                   SIGNATURES

In accordance with the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DTLL, INC.

Date: January 14, 2004
                                           /s/ Russell G. Felten
                                           ------------------------------------
                                           Russell G. Felten
                                           Chief Executive Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-QSB

                 FOR THE FISCAL QUARTER ENDED NOVEMBER 30, 2003

                                   DTLL, INC.


Exhibit Number   Description
--------------   -----------
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