Form 10QSB
period 2004-02-29
DTLL INC
filed 2004-04-14
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                                   (MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 0-30608

                                   DTLL, INC.
                             ----------------------
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

                                 NOT APPLICABLE
       ------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT

CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION
  13 OR 15(D) OF THE SECURITIES EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS),
                                      AND
     (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES (X ) NO ( )

     THERE WERE 763,565 SHARES OF COMMON STOCK OUTSTANDING AT APRIL 14, 2004.


     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES____ NO __X__

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                     DTLL, INC.
                                   BALANCE SHEETS
                      AS OF FEBRUARY 29, 2004 AND MAY 31, 2003
--------------------------------------------------------------------------------------
                                                           FEBRUARY 29       MAY 31,
                                                               2004           2003
                                                            (UNAUDITED)     (AUDITED)
                                                            -----------    -----------
ASSETS:

CURRENT ASSETS:

   Cash                                                     $   577,242    $   947,242

   Marketable Securities                                        146,280             --

   Income tax receivable                                              0         30,977

   Notes receivable                                              33,515             --

   Prepaid expenses                                               6,000          6,701
                                                            -----------    -----------
      TOTAL CURRENT ASSETS                                      763,038        984,920
                                                            -----------    -----------

TOTAL ASSETS                                                $   763,038    $   984,920
                                                            ===========    ===========





LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Securities sold not yet purchased                        $        --    $    50,855

   Accounts payable                                                 222          5,970

   Accrued expenses                                               2,874         25,000
                                                            -----------    -----------
      TOTAL  LIABILITIES                                          3,096         81,825
                                                            -----------    -----------

COMMITMENTS :

STOCKHOLDERS' EQUITY:
   Undesignated Stock - $.01 Par Value, 50,000,000 Shares
   Authorized, No Shares Issued or Outstanding                       --             --
                                                            -----------    -----------
   Common Stock - $.01 par value, 50,000,000 Shares
   Authorized
   763,565 Shares Issued and Outstanding                          7,636          7,636
   Additional paid-in capital                                 1,578,485      1,578,485
   Accumulated deficit                                         (826,179)      (683,026)
                                                            -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                             759,942        903,095
                                                            -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   763,038    $   984,920
                                                            ===========    ===========



See Accompanying Notes to Financial Statements


                                            DTLL, INC.
                                     STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND NINE MONTHS ENDING FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

-----------------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDING           NINE MONTHS ENDING
                                            FEBRUARY 29    FEBRUARY 28    FEBRUARY 29    FEBRUARY 28
                                                2004           2003           2004           2003
                                            -----------    -----------    -----------    -----------

SALES                                       $        --    $ 1,423,856    $        --    $ 4,567,583


COST OF SALES                                        --      1,099,129             --      3,460,487
                                            -----------    -----------    -----------    -----------
GROSS PROFIT
                                                     --        324,727             --      1,107,096

EXPENSES

                         Marketing                   --        176,436             --        524,975
                         General &
                         Administrative          46,405        206,435        164,279        615,128
                                            -----------    -----------    -----------    -----------
TOTAL EXPENSES
                                                 46,405        382,871        164,279      1,140,103
                                            -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS
                                                (46,405)       (58,144)      (164,279)       (33,007)

OTHER INCOME (EXPENSE)

         Interest and Dividend Income             1,038             --          1,588             --
         Realized gains from Marketable
         Securities                                 858             --          3,573             --
         Unrealized gains from Marketable
         Securities                              12,844             --         15,965             --

         Finance charge income                       --          1,280             --          3,546

         Other income (expense)                      --         (2,224)            --        (11,528)

         Interest expense                            --         (3,265)            --        (10,261)
                                            -----------    -----------    -----------    -----------
TOTAL OTHER INCOME (EXPENSE)
                                                 14,740         (4,209)        21,126        (18,243)
                                            -----------    -----------    -----------    -----------


LOSS BEFORE INCOME TAXES                        (31,665)       (62,353)      (143,153)       (51,250)
                                            -----------    -----------    -----------    -----------


INCOME TAX BENEFIT                                   --        (11,393)            --         (9,133)
                                            -----------    -----------    -----------    -----------


NET LOSS                                    $   (31,665)   $   (50,960)   $  (143,153)   $   (42,117)
                                            ===========    ===========    ===========    ===========

BASIC NET LOSS PER COMMON SHARE             $     (0.04)   $     (0.06)   $     (0.19)   $     (0.05)
                                            ===========    ===========    ===========    ===========

DILUTED NET LOSS PER COMMON SHARE*          $     (0.04)   $     (0.06)   $     (0.19)   $     (0.05)
                                            ===========    ===========    ===========    ===========

AVERAGE BASIC SHARES OUTSTANDING                763,565        813,565        763,565        813,565
AVERAGE DILUTED SHARES OUTSTANDING              763,565        813,565        763,565        813,565



o All potential shares of common stock are anti-dilutive for the three and nine month periods ending February 29, 2004 and February 28, 2003.

o    See Accompanying Notes to Financial Statements

                                          DTLL, INC
                                   STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDING FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

                                                                               2004         2003
CASH FLOWS FROM  OPERATING ACTIVITIES:
   Net Loss                                                                  $(143,153)   $ (42,117)
   Adjustments to Reconcile Net Loss to Net
        Cash Provided by (Used in) Operating Activities:
     Depreciation                                                                   --       99,452
     Amortization                                                                   --          480
     Loss on Disposal of Fixed Assets                                               --        9,304
     Realized Gains on Marketable Securities                                    (3,573)          --
     Unrealized Gains on Marketable Securities                                 (15,965)          --
     (Purchases) Sales of Marketable Securities, Net                          (177,599)          --
     CHANGES IN ASSETS AND LIABILITIES:
       Accounts Receivables                                                         --      (67,949)
       Other Receivables                                                            --       (3,460)
       Income Taxes Receivable                                                  30,977       (9,133)
       Inventories                                                                  --      (31,466)
       Prepaid Expenses                                                            701      (16,809)
       Accounts Payable                                                         (5,748)     161,390
       Accrued Expenses                                                        (22,125)     (58,792)
                                                                             ---------    ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:                (336,485)      40,900
                                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans Made                                                                  (33,515)          --
   Purchase of Property and Equipment                                               --      (46,286)
                                                                             ---------    ---------
          NET CASH USED IN INVESTING ACTIVITIES                                (33,515)     (46,286)
                                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Long-Term Debt                                             --      (36,999)
                                                                             ---------    ---------
          NET CASH USED IN FINANCING ACTIVITIES                                     --      (36,999)
                                                                             ---------    ---------

NET DECREASE IN CASH                                                          (370,000)     (42,385)

CASH at Beginning of Period                                                    947,242       83,791
                                                                             ---------    ---------
CASH at End of Period                                                        $ 577,242    $  41,406
                                                                             =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid (received) during period for:
     Interest                                                                $      --    $  10,261
                                                                             =========    =========
     Income taxes                                                            $ (30,977)   $      --
                                                                             =========    =========

See Accompanying Notes to Financial Statements

                                                        DTLL, INC.
                                            STATEMENT OF STOCKHOLDERS' EQUITY
                                                 AS OF FEBRUARY 29, 2004
------------------------------------------------------------------------------------------------------

                                       COMMON STOCK
                               -------------------------
                                  NUMBER                     ADDITIONAL
                                    OF                         PAID-IN     ACCUMULATED
                                  SHARES         AMOUNT        CAPITAL        DEFICIT         TOTAL
                               -----------    -----------    -----------    -----------    -----------
BALANCE ON MAY 31, 2002            813,565    $     8,136    $ 1,628,485    $  (291,968)   $ 1,344,653

   Net Loss                                                                    (391,058)      (391,058)

   Repurchase of stock             (50,000)          (500)       (50,000)                      (50,500)
                               -----------    -----------    -----------    -----------    -----------


BALANCE ON MAY 31, 2003            763,565          7,636      1,578,485       (683,026)       903,095


   Net Loss                                                                    (143,153)      (143,153)
                               -----------    -----------    -----------    -----------    -----------

BALANCE ON FEBRUARY 29, 2004       763,565    $     7,636    $ 1,578,485    $  (826,179)   $   759,942
                               ===========    ===========    ===========    ===========    ===========

                                   DTLL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. INTERIM FINANCIAL STATEMENTS

The information furnished in this report is unaudited but reflects all adjustments (which include only normal recurring adjustments), which are necessary, in the opinion of management, for the fair presentation of the results of the interim period. Actual results for the three and nine month periods ended February 29, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB.

2. REVENUE RECOGNITION

Prior to the sale of the Company's operating business in March 2003 the company's revenues consisted of product sales and billings for freight and handling charges. The company recognized revenue from the sale of products and the associated freight and handling charges when the product was shipped and the risk of ownership was transferred to the customer.

3. NET EARNINGS PER COMMON SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each year. Diluted net income (loss) per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of earnings per share for the three and nine month periods ended February 29, 2004 and February 28, 2003 is as follows:


                                        THREE MONTHS ENDED         THREE MONTHS ENDED
                                         FEBRUARY 29, 2004         FEBRUARY 28, 2003
                                        BASIC       DILUTED       BASIC       DILUTED
                                      ---------    ---------    ---------    ---------
Net loss                              $ (31,665)   $ (31,665)   $ (50,960)   $ (50,960)
                                      ---------    ---------    ---------    ---------

Average shares outstanding              763,565      763,565      813,565      813,565

  Effect of dilutive securities:
              Options and Warrants*           0            0            0            0
                                      ---------    ---------    ---------    ---------

Equivalent shares                       763,565      763,565      813,565      813,565
                                      ---------    ---------    ---------    ---------

Loss per share                        $   (0.04)   $   (0.04)   $   (0.06)   $   (0.06)
                                      =========    =========    =========    =========

* All potential common shares are antidillutive for the three month periods ended February 29, 2004 and February 28, 2003.

                                         NINE MONTHS ENDED         NINE MONTHS ENDED
                                         FEBRUARY 29, 2004         FEBRUARY 28, 2003
                                        BASIC       DILUTED       BASIC       DILUTED
                                      ---------    ---------    ---------    ---------
Net loss                              $(143,153)   $(143,153)   $ (42,117)   $ (42,117)
                                      ---------    ---------    ---------    ---------

Average shares outstanding              763,565      763,565      813,565      813,565

  Effect of dilutive securities:
              Options and Warrants*           0            0            0            0
                                      ---------    ---------    ---------    ---------

Equivalent shares                       763,565      763,565      813,565      813,565
                                      ---------    ---------    ---------    ---------

Loss per share                        $   (0.19)   $   (0.19)   $   (0.05)   $   (0.05)
                                      =========    =========    =========    =========

* All potential common shares are antidillutive for the nine month periods ended February 29, 2004 and February 28, 2003.




4. INVESTMENT SECURITIES

All readily marketable investments in equity securities are classified as trading securities. Investments classified as trading securities are reported at fair value with unrealized gains and losses included in operations. Gains and losses of securities sold, not yet purchased are reflected in the statement of operations.

Realized gains on sales of trading securities in the quarter ended February 29, 2004 were $858. Realized gains for the nine months ended February 29, 2004 were $3,573.

5.  INCOME TAXES

For the three and nine month periods ended February 29, 2004 the Company has not recorded an income tax benefit since it has established a valuation allowance against all deferred tax assets


6. STOCK OPTIONS AND WARRANTS


The Company has a stock option plan, which allows the issuance of incentive and non-statutory stock options to officers and other key employees as well as to non-employee directors. The exercise price for non-statutory options may not be less than 85% of the fair market value of the common stock on the day the option is granted, the exercise price for incentive stock options must be at least 100% of the fair market value (under certain conditions not less than 110%). Options granted under this plan may have a term of no more than ten years (incentive stock options under certain conditions not more than five years). The majority of options granted in the past have a term of five years. A total of 234,043 shares of common stock have been reserved for this plan. As of February 29, 2004, 6,915 remained available to be issued under this plan.

The Company follows the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," but applies APB Opinion No.25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees. There was no compensation expense recorded for options and warrants issued to officers and employees.

The following table summarizes transactions for stock options and warrants for the year ended May 31, 2003 and nine months ended February 29, 2004.

                                      STOCK OPTIONS               WARRANTS
                                   --------------------   -------------------
                                    NUMBER      AVERAGE     NUMBER   AVERAGE
                                      OF        EXERCISE      OF     EXERCISE
                                    SHARES       PRICE      SHARES    PRICE
                                   --------    --------   --------   --------


OUTSTANDING AT MAY 31, 2002          19,279        1.03     63,831       0.47


              Issued                 75,000        1.01     75,000       1.01

              Cancelled             (17,151)       1.03         --         --
                                   --------    --------   --------   --------


OUTSTANDING AT MAY 31, 2003          77,128    $   1.01    138,831   $   0.76
                                   --------    --------   --------   --------


              Issued                150,000        0.50     75,000       0.75
                                   --------    --------   --------   --------


OUTSTANDING AT FEBRUARY 29, 2004    227,128    $   0.67    213,831   $   0.76
                                   ========    ========   ========   ========


                                            WEIGHTED            WEIGHTED
                                            REMAINING            AVERAGE
RANGE OF EXERCISE PRICES         SHARES       LIFE           EXERCISE PRICE
---------------------------------------------------------------------------
OPTIONS

 $    1.03                        2,128        0.50              $ 1.03

 $    1.01                       75,000        3.50              $ 1.01

 $    0.75                       75,000        4.75              $ 0.75

 $    0.25                       75,000        9.50              $ 0.25


WARRANTS

 $    0.47                       63,831        1.00              $ 0.47

 $    1.01                       75,000        3.50              $ 1.01

 $    0.75                       75,000        9.75              $ 0.75


If the Company had elected to recognize compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123 , net income and net income per share would have been as follows:

                                                     NINE MONTHS ENDED             THREE MONTHS ENDED
                                                FEBRUARY 29,    FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,
                                                     2004           2003           2004           2003
                                                 -----------    -----------    -----------    -----------

Net Loss as Reported                             $   (31,665)   $   (50,960)   $  (143,153)   $   (42,117)

Less:  Total Stock-Based Employee Compensation   $   (16,429)   $        (0)   $  (105,894)   $  (110,480)
Expense determined under the Fair Value Method
for all awards
                                                 -----------    -----------    -----------    -----------

Proforma Net Loss                                $   (48,094)   $   (50,960)   $  (249,047)   $  (152,597)
                                                 ===========    ===========    ===========    ===========

Basic Net Loss Per Share:
As Reported
                                                       (0.04)         (0.06)         (0.19)         (0.05)
Proforma
                                                       (0.06)         (0.06)         (0.33)         (0.19)

Diluted Net Loss Per Share:
As Reported                                            (0.04)         (0.06)         (0.19)         (0.05)
Proforma                                               (0.06)         (0.06)         (0.33)         (0.19)



The fair value of the options and warrants granted was estimated using the Black-Scholes option pricing model, using the following assumptions:

                                                    2004                2003

   Risk-Free Interest Rate                          3.27%               4.26%
   Expected Life                               8.3 Years             5 Years
   Expected Volatility                             91.91%              92.38%
   Dividend Yield                                    0.0%                0.0%

7. NEW ACCOUNTING PRINCIPLES
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS 123." This statement amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are currently effective. The Company intends to continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. Adoption of this standard had no material impact on the Company's financial position or operating results in 2004.

8. CREDIT LINE AGREEMENT WITH CARD ACQUISITION, LLC
On January 12, 2004 the Company entered into a credit line agreement with Card Acquisition, LLC ("Card Acquisition"), pursuant to which the Company agreed to provide to Card Acquisition a credit line of up to $150,000. Each loan made under the credit line will bear an annual interest rate of 15%. Unless terminated earlier by the Company, the agreement will expire on May 7, 2005. Card Acquisition will use the loans to acquire certain non-performing consumer debt and will repay the loan out of the collection of such debt. The Company has received a promissory note of up to $150,000 dated January 9, 2004 to evidence the credit line. Any loans to be made under the agreement are secured by a security interest in the consumer debt acquired with the respective loan pursuant to a security agreement dated January 9, 2004. On January 22, 2004, the Company provided a loan of $33,000 to Card Acquisition pursuant to the agreement. Interest has been accrued from the date of the loan to February 29, 2004. Principal and interest amounts are included in the Asset section of the Company's balance sheet.

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

The Company, f/k/a Dental Resources, Inc., was incorporated as a "C" corporation in Minnesota in 1976. It has not been the subject of any bankruptcy, receivership or similar proceedings; it has not experienced any material reclassification, merger or consolidation; nor has it purchased a significant amount of assets that was not in the ordinary course of its business. The Company was principally engaged in the manufacturing and distribution of a number of specialized dental products and packaging materials for use by the dental and medical industries until March of 2003. In March 2003, the Company sold all of its operating business for cash. Since that time the only activities of the Company have been related to the protection of its assets by investing portions of the proceeds from the sale. The Company has a fiscal year of May 31.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004 AND
  FEBRUARY 28, 2003

As a result of the sale of its operating business in March 2003, the Company recorded no operating revenues for the quarter ended February 29, 2004, a decrease of 100% compared to $1,424,000 for the same period in 2003.

For the same reason, the Company no longer had any marketing expenses for the quarter ending February 29, 2004, as opposed to marketing expenses of $176,000 in the same period in 2003. General and administrative expenses decreased from $206,000 for the quarter ended February 28, 2003 to $46,000 for the quarter ended February 29, 2004, a decrease of 78%. This decrease was also the result of the suspension of the Company's operations resulting from the sale of its operating assets in March 2003. Director fees of $24,000 for the quarter ending February 29, 2004 increased from $21,000 in the same period in 2003 because the change in compensation for directors. Legal, accounting and other professional fees that the Company incurred in the quarter ended February 29, 2004 mostly relate to public securities filings and, with an aggregate amount of approximately $20,000, account for the majority of the remaining general and administrative expenses for the quarter.

Investment activity generated a gain of approximately $14,700 for the quarter. Interest expense decreased to $0 for the quarter ended February 29, 2004, from approximately $3,300 in the same quarter in 2003. The decrease in interest expenses is due to the assignment of all existing loans to the purchaser of the operating assets of the Company in connection with the sale of assets in March 2003. Income taxes decreased to $0 for the quarter ended February 29, 2004 from a benefit of $11,400 in 2003. For the three-month period ended February 29, 2004, the Company has not recorded an income tax benefit since it has established a valuation allowance against all deferred tax assets.

The Company experienced a Net Loss for the quarter ended February 29, 2004 of approximately $31,700 as compared to a Net Loss of approximately $51,000 in 2003.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 29, 2004 AND
 FEBRUARY 28, 2003

Due to the sale of all operating assets in March 2003, the Company recorded no operating revenues for the nine months ended February 29, 2004, a decrease of 100% compared to $4,568,000 for the same period in 2003.

The sale of the Company's assets also resulted in a no marketing expenses for the nine-month period ending February 29, 2004, as opposed to marketing expenses of $525,000 in the same period 2003. General and administrative expenses decreased to $164,000 for the nine months ended February 29, 2004 from $615,000 in 2003, a decrease of 73%. This decrease was also the result of the suspension of the Company's operations resulting from the sale of its operating assets in March 2003. Moreover, the Company had incurred significant expenses in the nine-month period ended February 28, 2003 in connection with the sale of the Company's assets. Director fees of $79,500 for the nine months ending February 29, 2004 decreased from $83,000 during the same period in 2003 because the number of active directors was reduced to three. Legal, accounting, and other professional fess mostly relating to public securities filings totaling $80,000 accounted for the majority of the remaining general and administrative expenses for the nine-month period ended February 29. 2004.

Investment activity generated approximately $21,100 of income for the nine months period ended February 29, 2004. During the same time period, as a result of the assignment of existing loans to the purchaser of the Company's assets in March 2003, interest expense decreased to $0, from approximately $10,000 in the same period in 2003. Income taxes decreased to $0 for the nine months ended February 29, 2004 from a benefit of approximately $9,100 in the same period in 2003. For the nine-month period ended February 29, 2004, the Company has not recorded an income tax benefit since it has established a valuation allowance against all deferred tax assets.

The Company experienced a Net Loss for the nine months ended February 29, 2004 of approximately $143,100, as compared to a Net Loss of approximately $42,100 in 2003.

On February 29, 2004, the Company had total assets in the amount of $763,038, compared to assets of $984,920 at May 31, 2003. The decrease of almost $222,000 since the end of last fiscal year was due to a decrease in cash as expenses for the nine-month period and commitments from prior periods were satisfied. Total liabilities decreased by approximately $78,700 from $81,825 at May 31, 2003 to $3,096 at February 29, 2004. A decrease in a short sell position for securities of $50,855 held at the end of the last fiscal period accounted for the majority of the change in liabilities. The remaining decrease of $27,145 was the result of the company paying payroll taxes and other items accrued in prior fiscal periods.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ending February 29, 2004, the Company had a negative cash flow from operations of approximately $336,000, compared to positive cash flows from operations of $40,900 during the same period in the prior fiscal year. The decrease in operating cash flows was due to a combination of the sale of the Company's operating business, the investment activity for a portion of the cash proceeds received from the sale, and administrative expenses relating to corporate operations.

Prior to the sale of its assets, the Company relied on cash flows from operations to finance its working capital needs. The Company had a working capital loan with Oakley National Bank of Buffalo, Minnesota in the amount of $350,000 secured by the Company's inventories and accounts receivable to fund temporary or seasonal variations in cash flows. As of February 29, 2004, the Company did not have any loan obligations to Oakley Bank as it had assigned the existing liability to the purchaser of its assets in March 2003. As of February 29, 2004, there was no balance due on any outstanding term loans. The Company's future capital requirements will depend on the decisions of the board of directors regarding the Company's future business operations.

There are no known trends, events, or uncertainties known to management at this time that have had or are reasonably expected to have a material impact on the income from investments made by the Company.

FUTURE EXPECTATIONS
The Company's future financial performance will depend on the decisions of the Company's board of directors regarding its future business operations.

The Company expects to generate some income in connection with a credit line agreement dated January 12, 2004 between the Company and Card Acquisition. Pursuant to the agreement, the Company agreed to provide to Card Acquisition a credit line of up to $150,000. Each loan made under the credit line will bear an annual interest rate of 15%. Unless terminated earlier by the Company, the agreement will expire on May 7, 2005. Card Acquisition will use the loans to acquire certain non-performing consumer debt and will repay the loan out of the collection of such debt. The Company has received a promissory note of up to $150,000 dated January 9, 2004 to evidence the credit line. Any loans to be made under the agreement are secured by a security interest in the consumer debt acquired with the respective loan pursuant to a security agreement dated January 9, 2004. On January 22, 2004, the Company provided a loan of $33,000 to Card Acquisition pursuant to the agreement

ITEM 3.   CONTROLS AND PROCEDURES.

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

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION

As described previously, the Company entered into a credit line agreement with Card Acquisition on January 12, 2004. Card Acquisition will pay a fee of $10,000 to Oak Ridge Financial Services Group, Inc. ("Oak Ridge"). Half of the fee is payable out of the proceeds received by Card Acquisition in connection with the first loan that was granted to Card Acquisition on January 22, 2004. The remainder of the fee is payable on July 30, 2004. Edward S. Adams, one of the directors of the Company and its corporate secretary, is a principal of Oak Ridge.

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

                                       DTLL, INC.

Date: April 14, 2004
                                       /s/ Russell G. Felten
                                       -----------------------------------------
                                       Russell G. Felten
                                       Chief Executive Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-QSB

                 FOR THE FISCAL QUARTER ENDED FEBRUARY 29, 2004

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

Exhibit 3.2                Restated Bylaws (Incorporated by reference to Exhibit 3.1.2 to the Company's Annual
                           Report on Form 10-KSB filed August 29, 2002.)

Exhibit 10.1               Credit Line Agreement with Card Acquisition, LLC, dated January 12, 2004

Exhibit 10.2               Promissory Note for a principal amount of up to $150,000 from Card Acquisition, LLC, dated January 9, 2004

Exhibit 10.3               Security Agreement with Card Acquisition, LLC, dated January 9, 2004

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
