Form 10KSB
period 2004-05-31
DTLL INC
filed 2004-08-31
CIK 356767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

(X)                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

MAY 31, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (X ) YES   (  ) NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (  )

Issuer's revenues for the fiscal year ended May 31, 2004 were $0.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of August 27, 2004 was approximately $1,582,350.

The Registrant had 763,565 shares of Common Stock outstanding as of August 27, 2004.

Transitional Small Business Disclosure Format (check one):    YES  (  )     NO ( X )

FORWARD LOOKING STATEMENTS

This Form 10-KSB contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act").  These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of DTLL, Inc., the "Company" with respect to the Company's financing plans and its plans to find an appropriate business combination transaction.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors.  The information contained in this Form 10-KSB, including, without limitation, the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business" identifies important factors that could cause or contribute to such differences.

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

Gross revenues by product group were as follows:

TWELVE MONTHS ENDED
MAY 31, 2003
	TOTAL	DOMESTIC	FOREIGN
PROFORM	$ 2,441,543	$ 1,587,003	$ 854,540
HYGIENIST	1,079,718	755,803	323,915
PACKAGING	1,202,205	901,654	300,551
PROCURE	65,447	46,467	18,980
PROFLEX	56,522	49,174	7,348
TOTALS	$ 4,845,435	$ 3,340,101	$ 1,505,334

Any royalty contracts to which DTLL, Inc. was a party were assigned to DRIA, LLC, the purchaser of DTLL, Inc.'s assets.  Total royalties paid during the fiscal year ended May 31, 2003 aggregated $5,246.

DTLL, Inc. used to employ 34 full-time and 4 part-time employees, including management.  The Company also engaged the in house services of an additional 15 workers that were subcontracted through Functional Industries, a company that employs individuals with physical or mental handicaps.

With the exception of its executive officers, Messrs. Felten, Krosschell and Adams, DTLL, Inc. currently does not have any employees.

Item 2.

Description of Property

The Company does not own any real property.  The lease agreements for its previous facilities in Maple Lake and Delano, respectively, were assigned to DRIA, LLC in connection with the Asset Purchase Agreement dated November 1, 2002.  As of March 20, 2003, the Company's corporate offices were moved to 701 Xenia Ave South, Suite 130 Golden Valley, MN 55416.

Item 3.

Legal Proceedings

The Company is not a party to any existing or pending legal proceedings involving a claim for damages in excess of 10% of the current assets of the Company, nor has its property been the subject of any such proceeding.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter.

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's common stock is quoted on the OTC Bulletin Board under the symbol DTLI.  Quotations in the following table are based on information provided by IDD Information Services, Tradeline(r) on Lexis®.  The quotations represent inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

Common Stock
Fiscal Quarter Ended	High Bid	Low Bid

August 31, 2002	$0.35	$0.35
November 30, 2002	$1.01	$0.35
February 28, 2003	$1.01	$0.96
May 31, 2003	$0.96	$0.91

August 31, 2003	$0.91	$0.86
November 30, 2003	$0.86	$0.25
February 28, 2004	$0.86	$0.25
May 31, 2004	$2.50	$0.61

As of August 20, 2004, the Company had approximately 249 shareholders of record.  The Company has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future.  There are no external restrictions on the Company's ability to pay dividends.  The Company currently intends to retain its earnings for the possible acquisition of an operating business or merger with an operating entity.  The Company's continued need to retain earnings is likely to limit the Company's ability to pay dividends in the future.

The following table provides information as of May 31, 2004 about the Company's equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	152,128	$.51	81,915
Equity compensation plans not approved by security holders / discretionary warrants	213,831	$.76	undetermined
Total	365,959	$.65	81,915

The Company has in the past and may in the future grant warrants to consultants and non-employee directors at prices and on terms determined by the Board of Directors in its discretion. The grant of warrants is not done pursuant to any written plan considered by the shareholders, rather each warrant is a separate written agreement.  In 2000, 63,831 five-year warrants were granted, each having an exercise price of $.47 per share.  An additional 75,000 warrants were issued in September 2002 and expire in 2007, each having an exercise price of $1.01 per share.  An additional 75,000 warrants were issued in October 2003 and expire in 2013, each having an exercise price of $0.75 per share.

Item 6.

Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

The Company currently does not operate any business.  In a press release dated May 20, 2004, the Company announced the execution of a letter of intent to enter into a Cooperative Technology Agreement with Apollo Diamond, Inc. (“Apollo”), a privately-held company incorporated in Delaware, and one of Apollo's subsidiaries.  Under the agreement, Apollo would sell to DTLL diamonds and diamond materials produced by Apollo, and DTLL would research and develop, in cooperation with Apollo Diamond's subsidiary,, various nano-technology applications of the material provided by Apollo in the field of use of micro and nano electromechanical systems (MEMS and NEMS) and quantum computing.  Upon execution of the Agreement, the Company will issue to Apollo 10,000,000 shares of its common stock, and to Apollo and its shareholders an aggregate of 5.5 million warrants to purchase shares of the Company's common stock at $7.50 per share.  The Company will have the right to market and sell any products developed under the agreement and will pay to Apollo a fee, based on a to-be negotiated percentage of net sales.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MAY 31, 2004 AND 2003.

For the year ended May 31, 2004, the Company recorded no revenues from operations, as compared to $4,845,000 for the same period in 2003. This decrease is attributable to the fact that operations were suspended in 2003 due to the sale of substantially all of the Company's assets.  Gross profits decreased to $0 for the year ended May 31, 2004 from $1,199,000 in 2003.  As with sales, the decrease in gross profits was due to the suspension of operations.  Gross profit as a percent of sales was 24.7% in 2003.

Marketing expenses for the year ending May 31, 2004 decreased to $0 from $630,000 in 2003 as the Company had suspended marketing efforts in 2003 along with the suspension of operations. General and administrative expenses decreased to $230,000 for the year ended May 31, 2004 from $976,000 in 2003, a decrease of 76%.  Legal expenses were $34,000 in fiscal 2004 as compared to $137,000 in fiscal 2003, a decrease of 75%. Most of the expenses for fiscal periods 2003 and 2004 were incurred in connection with filings with the Securities and Exchange Commission.  Director fees increased to $122,000 in 2004 as compared to $116,000 in 2003 as the board met frequently during the fiscal year to attempt to find a suitable reorganization strategy for the Company. Accounting fees remained relatively constant at $56,000 in fiscal 2004 as compared to $57,000 in 2003. Most of the accounting expenses in 2004 were incurred in connection with filings with the Securities and Exchange Commission.

Interest expense decreased from an expense of $11,000 in 2003, to an income of $5,000 for the year ended May 31, 2004.  The decrease in interest is a result of the Company satisfying all debt in 2003 following the sales of its assets to DRIA, LLC, along with interest income received from investing funds received from the sale.  Income taxes decreased to $0 for the year ended May 31, 2004 from a benefit of $36,000 in 2003.  The decrease in tax benefit is a result of the fact that the Company did not have any operations that would potentially create profits to apply the benefit against.  Net loss for the year ended May 31, 2004 decreased to a loss of $237,000 from a net loss of $391,000 in 2003.  The decrease in net loss for fiscal 2004 was attributable to the fact that expenses relating to the sale of assets to DRIA, LLC that were present in fiscal 2003 were no longer present in 2004.

On May 31, 2004 the Company's total assets were $673,000, compared to $985,000 at May 31, 2003.  The decrease in assets was due to the net loss from operations.  Total liabilities decreased to $6,000 at May 31, 2004, compared to $82,000 at May 31, 2003.  The decrease in liabilities was mainly attributable to settling of liabilities accrued at year end of fiscal 2003. Stockholders' equity decreased to $666,000 from $903,000 as of May 31, 2003 due to a net loss of $237,000.

LIQUIDITY AND CAPITAL RESOURCES.

During the twelve-month period ending May 31, 2004, operations of the Company produced a negative cash flow of $212,000.  The prior fiscal year produced negative cash flows from operations of $245,000 in comparison.  The decrease in operating cash flows resulted mostly from the net loss.

The Company typically relied on cash flows from operations to finance its working capital needs. During fiscal 2003 the Company had a working capital loan with Oakley National Bank of Buffalo, Minnesota in the amount of $350,000 secured by the Company's inventories and accounts receivable to fund temporary or seasonal variations in cash flows. As of May 31, 2004, the Company did not have any further loan obligations to Oakley Bank as it had assigned the existing liability to DRIA, LLC as part of the Asset purchase in March 2003.  The Company traditionally borrowed capital from time to time on term basis to finance necessary purchases of specific capital equipment.  As of May 31, 2004, there was no balance due on any outstanding term loans.  The Company's future capital requirements will depend on the decision's of the Board of Directors regarding the Company's future business operations.

Item 7.

Financial Statements

The Company's Financial Statements, and the report of Olsen Thielen & Co., LTD, independent auditors, with respect thereto, as listed below, appear following the signature page in this Form 10-KSB.

Report of Independent Registered Public Accounting Firm

Balance Sheet May 31, 2004 and 2003

Statement of Operations Years Ended May 31, 2004 and 2003

Statement of Stockholders' Equity Years Ended May 31, 2004 and 2003

Statement of Cash Flows Years Ended May 31, 2004 and 2003

Notes to Financial Statements

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have not been any changes in or disagreements with accountants during the fiscal year ended May 31, 2004.

Item 8A.

Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities and Exchange Commission.  There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.

Other Information

On May 20, 2004, the Company filed a Form 8-K, announcing that the Company signed a letter of intent with Apollo Diamond, Inc. and Apollo Nano-Diamond Corporation to enter into a Cooperative Technology Agreement.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below are the names, ages and positions of the directors and executive officers of the Company:

Name	Age	Position With Company
Russell G. Felten	55	Director and Chief Executive Officer
Thomas A. Krosschell	47	Director and Chief Financial Officer
Edward S. Adams	41	Director and Secretary

Russell G. Felten was elected to the Board of Directors in 1994.  Mr. Felten is Director of Finance and Administration for Minneapolis Enameling Co., Inc. From 1988 to 2001, Mr. Felten was self-employed as a business consultant and investment advisor. In these capacities he has served as an officer and director of several private and public companies.  Mr. Felten holds a BS in Business Administration from Valparaiso University and received the Certified Financial Planner designation in 1989.

Thomas A. Krosschell was elected to the board in November of 2001.  Mr. Krosschell is currently self-employed.  Until the beginning of 2003, he was a Vice President of Oak Ridge Financial Services Group, Inc., f/k/a Equity Securities Investments, Inc.  Mr. Krosschell has over 14 years of experience in the investment banking field and has been involved in transactions exceeding $150 million in debt and equity financing, with special areas of expertise in areas of health care and technology.  Prior to joining Oak Ridge Financial Services Group, Inc., Mr. Krosschell was a principal and one of three partners of Maven Investments, Inc., a Minneapolis based boutique investment banking firm.  Mr. Krosschell received a BSBA in finance from the University of Denver.

Edward S. Adams was elected to the board in November of 2001.  Mr. Adams is the Vice Chairman of Oak Ridge Capital Group, Inc (NASDAQ NMS: ORCG), the parent company of Oak Ridge Financial Services Group, Inc., f/k/a Equity Securities Investments, Inc.  Mr. Adams has extensive experience in the public and private offerings of equity and debt; mergers and acquisitions of publicly- and closely-held corporations; loan restructurings; receivables financings; structured finance; commercial transactions; and bankruptcy liquidations and reorganizations.  Mr. Adams serves on the Board of Directors of Oak Ridge Capital Group, Inc. and ASFG, Inc. in addition to his board service with the Company.  Mr. Adams graduated cum laude with a JD degree from the University of Chicago and earned an MBA with highest honors from the Carlson School of Management at the University of Minnesota.

The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the discretion of the Board.  None of the current officers of DTLL, Inc. has an employment agreement with the Company.

Audit Committee/Financial Expert

The Company does not have an audit committee.  Pursuant to Section 3(a)(58)(B) of the Securities Exchange Act of 1934, as amended, the Company's entire Board of Directors, therefore, serves as audit committee.  The Company believes that all of its directors -Messrs. Felten, Krosschell and Adams - qualify as audit committee financial experts due to their professional experience.  None of the directors is independent.  The designation of Messrs. Felten, Krosschell and Adams as the audit committee financial experts does not impose on them any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such persons as a member of the Board of Directors in the absence of such designation or identification.

Code of Ethics

The Company's officers have signed the Company's Code of Ethics.  The Code addresses such topics as acting with honesty and integrity, avoiding conflicts of interest, providing full, fair, timely and accurate disclosure to the SEC and in other public communications and compliance with rules and regulations of governmental and public regulatory agencies.  The Code is attached as Exhibit 14 to this Form 10-KSB.

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

To the Company's knowledge, based on a review of the copies of such reports furnished to the Company during fiscal year ended May 31, 2004, all Section 16(a) filing requirements applicable to Insiders were complied with, except Edward Adams, Thomas Krosschell and Russell Felten were each late filing a Form 4 reporting three transactions.

Item 10.

Executive Compensation

The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the person serving as Chief Executive Officer during fiscal year ended May 31, 2004.  No other persons serving as executive officers of the Company during fiscal year ended May 31, 2004 received total salary and bonus compensation in excess of $100,000 during fiscal year ended May 31, 2004.

Executive Compensation Table

		Annual Compensation		Long Term Compensation	All Other Compensation

Name and Principal Position	Fiscal Year	Salary	Bonus	Underlying Options

Russell Felten(1)	2003	$1,500	-	-	-
Chief Executive Officer	2004	$6,000	$5,000	-	-

(1)  Elected as Chief Executive Officer as of March 20, 2003, upon consummation of the sale of assets to DRIA, LLC.  Mr. Felten receives a monthly salary of $500.

Option/SAR Grants in Last Fiscal Year

The following table sets forth information regarding stock options granted to the Chief Executive Officer during the fiscal year ended May 31, 2004.  The Company has not granted stock appreciation rights.

NAME	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise of Base Price ($/sh)	Expiration Date
Russell G. Felten, CEO	25,000	16.6%	0.75	10/02/2008
	25,000	16.6%	0.25	12/14/2008

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

The following table provides information related to the exercise of stock options during fiscal year ended May 31, 2004 by the Chief Executive Officer and the number and value of options held at fiscal year end by the Chief Executive Officer:

NAME	Shares Acquired On Exercise (#)	Value Realized	Number of Unexercised Securities Underlying Option/SARs At FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs At FY-End ($) Exercisable/Unexercisable(1)
Russell G. Felten, CEO	0	0	52,128 / 0	$103,128 / $0

(1) Value of exercisable/unexercisable in-the-money options is equal to the difference between the market price of the Common Stock at fiscal year end and the option exercise price per share multiplied by the number of shares subject to options.  The closing sale price as of May 28, 2004 on the OTC Bulletin Board was $2.50.

Director Compensation

Since the sale of DTLL, Inc.'s assets in March of 2003, the Company's board consists of only three directors. In connection with the consummation of the sale of the Company's assets, each of the three directors received a one-time payment of $5,000 for services rendered as directors in connection with the sale.  Each of the three directors currently receives a fee of $1,500 per month plus $500 for each board meeting attended.

Employment Contracts

The Company does not have any written employment agreements with its current officers.  Russell G. Felten, Thomas A. Krosschell and Edward S. Adams, as officers of the Company, each receive compensation in the amount of $500 per month for their services. On April 26, 2004, each of the three officers received a one-time bonus payment of $5,000.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of Common Stock beneficially owned as of fiscal year ended May 31, 2004, by each person or entity known by the Company to be the beneficial owner of more than 5% of the Company's common stock, by each executive officer of the Company named in the Summary Compensation table, by each current director of the Company and by all directors and executive officers (including the named individuals) as a group.  Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common	Raymond James & Associates 880 Carillon Parkway St. Petersburg, FL 33716	40,571	5.3%

Common	Thomas A. Krosschell 8911 Victoria Drive Eden Prairie, MN 55347	140,426 Shares (1)	15.9%

Common	Russell G. Felten 8054 Erie Spur Chanhassen, MN 55317	125,796 Shares (2)	14.2%

Common	Edward S. Adams 2010 West 49th Street Minneapolis, MN 55409	105,000 Shares (3)	12.2%

Common	Officers and Directors as a group (3 persons)	371,222 Shares (4)	33.5%

(1)

Includes 121,277 shares of Common Stock issuable upon the exercise of options and warrants presently exercisable or exercisable within the next 60 days by Mr. Krosschell.

(2)

Includes 21,277 shares of Common Stock issuable upon exercise of a warrant by Mr. Felten's spouse, 102,128 shares of Common Stock issuable upon the exercise of options and warrants presently exercisable or exercisable within the next 60 days by Mr. Felten and 2,391 shares of Common Stock held by Mr. Felten's spouse.  Mr. Felten shares voting and investment power with his spouse.

(3)

Includes 100,000 shares of Common Stock issuable upon the exercise of options and warrants presently exercisable or exercisable within the next 60 days by Mr. Adams.

(4)

Includes 344,682 shares of Common Stock issuable upon exercise of options and warrants of officers and directors as a group presently exercisable or within 60 days of such date.

As of May 31, 2004 there are no arrangements that may result in a change in control of the Company.

Item 12.

Certain Relationships and Related Transactions

During the past two years the Company has not entered into any material transactions with an officer, director, or a beneficial owner of 5% or more of the Company's common stock, except as follows:

After the sale of the Company's assets, the Company entered into an agreement with Oak Ridge Financial Services Group, Inc., pursuant to which up to $250,000 of DTLL, Inc.'s cash could be invested by Oak Ridge Financial Services Group, Inc., which received 20% of any profits made through such investments.  The agreement was terminated in March of 2004.  Director Edward Adams is the Vice Chairman of Oak Ridge Capital Group, Inc (NASDAQ NMS: ORCG), the parent company of Oak Ridge Financial Services Group, Inc., f/k/a Equity Securities Investments, Inc.

On January 12, 2004 the Company entered into a credit line agreement with Card Acquisition, LLC (“Card Acquisition”), pursuant to which the Company agreed to provide to Card Acquisition a credit line of up to $150,000.  Each loan made under the credit line will bear an annual interest rate of 15%.  Unless terminated earlier by the Company, the agreement will expire on May 7, 2005.  Card Acquisition will use the loans to acquire certain non-performing consumer debt and will repay the loan out of the collection of such debt.  Card Acquisition is obligated to pay to Oak Ridge Financial Services Group, Inc. an aggregate amount of $10,000 for services rendered in connection with the establishment of this business relationship.

On May 20, 2004, the Company filed a Form 8-K, announcing that the Company signed a letter of intent with Apollo Diamond, Inc. and Apollo Nano-Diamond Corporation to enter into a Cooperative Technology Agreement.  Director Edwards S. Adams is a shareholder and acting officer of Apollo Diamond, Inc.  Mr. Adams does not participate in any decisions of the Company's board as far as the Company's business relationship with Apollo Diamond, Inc. is concerned.  The Company's board has formed a special committee consisting of Messrs. Felten and Krosschell that is authorized to take any actions the board would be authorized to take with regard to the relationship with Apollo Diamond, Inc.

PART IV

Item 13.

Exhibits and Reports on Form 8-K

Exhibits:

See Exhibit Index following the Financial Statements.

Reports on Form 8-K:

On May 20, 2004, the Company filed a Form 8-K, announcing that the Company signed a letter of intent with Apollo Diamond, Inc. and Apollo Nano-Diamond Corporation to enter into a Cooperative Technology Agreement.

Item 14.

Principal Accountant Fees and Services

Audit Fees

The following fees were billed by Olsen Thielen & Co., LTD for services rendered for the fiscal years ended May 31, 2003 and 2004:

Audit Fees	FY 2003 $ 55,480	FY 2004 $ 29,300
Audit-Related Fees	-	-
Tax Fees	3,800	4,400
All Other Fees	-	-

Audit fees are for professional services rendered and expenses incurred for the audit of the Company's annual financial statements and review of financial statements included in our Forms 10-KSB and 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings with the Securities and Exchange Commission.

Tax fees include fees for services provided and expenses incurred in connection with tax compliance and tax advice.

Pre-Approval Policies and Procedures

Pursuant to Section 10A(h) and (i), the Company's Board of Directors, acting as the Audit Committee, to pre-approve all audit and non-audit services performed by the Company's independent auditors in order to assure that the provision of such services does not impair the auditor's independence.

The Board of Directors has not formally adopted a policy for pre-approval of all audit and non-audit services by its independent auditors, but does approve all audit and permitted non-audit services to be performed for the Company by its independent auditors.

The Company's Board of Directors has considered whether provision of the above non-audit services is compatible with maintaining Olsen Thielen & Co., LTD's independence and has determined that such services have not adversely affected Olsen Thielen & Co., LTD's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTLL, INC.

Dated:  August 30, 2004

By:  /s/ Russell G. Felten

Russell G. Felten, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities, and on the dates indicated.

Dated: August 30, 2004

By: /s/ Russell G. Felten

Russell G. Felten, Chief Executive Officer

and Director

By: /s/ Thomas A. Krosschell

Thomas A Krosschell, Chief Financial Officer

and Director

By: /s/ Edward S. Adams

Edward S. Adams, Secretary and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

DTLL, Inc

Golden Valley, Minnesota

We have audited the accompanying balance sheet of DTLL, Inc. as of May 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DTLL, Inc. as of May 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/S/ Olsen, Thielen & Co, Ltd.

St Paul, Minnesota

July 22, 2004

DTLL, INC.

BALANCE SHEET
MAY 31, 2004 AND 2003

	2004	2003

ASSETS:

CURRENT ASSETS:
Cash and Cash Equivalents	$519,105	$947,242

Notes Receivable	153,446	-

Income Taxes Receivable	-	30,977

Prepaid Expenses	-	6,701

Total Current Assets	672,551	984,920

TOTAL ASSETS	$672,551	$984,920

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:

Securities Sold Not Yet Purchased	$-	$50,855

Accounts Payable	222	5,970

Accrued Expenses	6,059	25,000

Total Current Liabilities	6,281	81,825

STOCKHOLDERS’ EQUITY:
Undesignated Stock- $.01 Par Value; 50,000,000 Shares Authorized;
No Shares Issued or Outstanding	-	-
Common Stock- $.01 Par Value; 50,000,000 Shares Authorized;
763,565 Shares Issued and Outstanding	7,636	7,636

Additional Paid-in Capital	1,578,485	1,578,485

Accumulated Deficit	(919,851)	(683,026)

Total Stockholders’ Equity	666,270	903,095

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$672,551	$984,920

The accompanying notes are an integral part of the financial statements.

DTLL, INC.

STATEMENT OF OPERATIONS
YEARS ENDED MAY 31, 2004 AND 2003

	2004	2003

SALES	$-	$4,845,435

COST OF SALES	-	3,646,782

GROSS PROFIT
	-	1,198,653

EXPENSES:

Marketing	-	630,010
General and Administrative	229,748	976,317

TOTAL EXPENSES
	229,748	1,606,327

LOSS FROM OPERATIONS	(229,748)	(407,674)

OTHER INCOME (EXPENSE)

Interest Income (Expense)	4,728	(11,197)
Loss on Sale of Marketable Securities	(11,805)	(2,022)
Loss on Sale to DRIA, LLC	-	(4,544)
Other	-	(1,930)

Net Other Income (Expenses)
	(7,077)	(19,693)

LOSS BEFORE INCOME TAXES	(236,825)	(427,367)

INCOME TAX BENEFIT	-	(36,309)

NET LOSS	$(236,825)	$(391,058)

BASIC NET LOSS PER COMMON SHARE	$(0.31)	$(0.49)

DILUTED NET LOSS PER COMMON SHARE	$(0.31)	$(0.49)

AVERAGE COMMON SHARES OUTSTANDING
Basic	763,565	801,065
Diluted	763,565	801,065

The accompanying notes are an integral part of the financial statements.

DTLL, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED MAY 31, 2004 AND 2003

	Common Stock

	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

BALANCE on May 31, 2002	$813,565	$8,136	$1,628,485	$(291,968)	$1,344,653

Net Loss				(391,058)	(391,058)

Repurchase of Stock	(50,000)	(500)	(50,000)		(50,500)

BALANCE on May 31, 2003	763,565	$7,636	$1,578,485	$(683,026)	$903,095

Net Loss				(236,825)	(236,825)

BALANCE on May 31, 2004	713,565	$7,636	$1,578,485	$(919,851)	$666,270

The accompanying notes are an integral part of the financial statements.

DTLL, INC.

STATEMENT OF CASH FLOWS
YEARS ENDED MAY 31, 2004 AND 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(236,825)	$(391,058)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation	-	119,592
Amortization	-	1,459
Loss on Sale to DRIA, LLC	-	4,544
Loss on Disposal of Fixed Assets	-	8,490
Loss on Sale of Marketable Securities	11,805	2,022
(Purchases) Sales of Marketable Securities, Net	(62,660)	48,833

Changes in Net Assets and Liabilities; Excluding
Effects of Asset Sale to DRIA, LLC:
Accounts Receivable	-	(54,927)
Other Receivables	-	3,994
Income Tax Receivable	30,977	300
Inventories	-	(93,752)
Prepaid Expenses	6,701	8,003
Accounts Payable	(5,748)	168,232
Accrued Expenses	(18,941)	(34,239)
Deferred Income Taxes	-	(36,609)

Net Cash Used In Operating Activities	(212,031)	(245,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale to DRIA, LLC	-	1,300,772
Purchase of Property and Equipment	-	(105,643)
Notes Receivable Issued	(153,446)	-

Net Cash Provided by (Used In) Investing Activities	(216,106)	1,195,129

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments on Long-Term Debt	-	(36,999)
Proceeds from Line of Credit	-	937
Retirement of Common Stock	-	(50,500)

Net Cash Used in Financing Activities	-	(86,562)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(428,137)	863,451

CASH AND CASH EQUIVALENTS at Beginning of Year	947,242	83,791

CASH AND CASH EQUIVALENTS at End of Year	$519,105	$947,242

SUPPLEMENTAL CASH FLOW INFORMATION
Change in Property and Equipment from
Increase in Accounts Payable	$-	$(50,750)
Cash Paid (Received) During the Year for:
Interest	$-	$12,375
Income taxes	$(30,977)	$-

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

The assets sold and liabilities that were assumed are as follows:

Accounts Receivable	$806,676
Inventories	760,863
Prepaid Expenses	24,047
Property and Equipment, Net	581,400
Accounts Payable	(622,001)
Accrued Expenses	(6,843)
Line of Credit Note Payable	(238,826)
Net Assets Sold	1,305,316
Cash Received	(1,300,772)

Loss on Sale of Assets	$4,544

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents that consist of Money Market Funds are stated at cost which approximates fair value.

DTLL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

The Company's revenues in fiscal 2003 prior to the asset sale consisted of product sales and billings for freight and handling charges.  The Company recognized revenue from the sale of products and the associated freight and handling charges when the product was shipped and the risk of ownership was transferred to the customer.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $0 and $75,906 for the years ended May 31, 2004 and 2003.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development expense was $0 and $7,789 for the years ended May 31, 2004 and 2003.

Net Loss per Common Share

Basic net loss per share is based on the weighted average number of common shares outstanding during each year.  Diluted net loss per common share includes the dilutive effect of potential common shares outstanding.  The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method.  A reconciliation of loss per share for the years ended May 31, 2004 and 2003 is as follows:

	2004		2003
	Basic	Diluted	Basic	Diluted

Net Loss	$(236,825)	$(236,825)	$(391,058)	$(391,058)

Average Shares Outstanding	763,565	763,565	801,065	801,065
Effect of dilutive securities:
Options *	-	-	-	-
Warrants *	-	-	-	-

Equivalent shares	763,565	763,565	801,065	801,065

Loss per Share	$(0.31)	$(0.31)	$(0.49)	$(0.49)

* All potential common shares are anti-dilutive for 2004 and 2003 and are excluded from the calculation of loss per share.

DTLL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation

The Company has a stock option plan that allows issuance of stock options to directors and key employees.  These plans are described more fully in Note 7.  The Company has elected to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with its employees and directors.  If the Company had elected to recognize compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123 (see Note 7), net loss and net loss per share would have been as follows:

	2004	2003

Net Loss as Reported	$(236,825)	$(391,058)
Less: Total Stock-Based Employee Compensation Expense
Determined Under the Fair Value Method for All Awards	(103,877)	(110,480)

Proforma Net Loss	$(340,702)	$(501,538)

Basic Net Loss Per Share:
As Reported	$(.31)	$(0.49)
Proforma	(.45)	(0.63)

Diluted Net Loss Per Share:
As Reported	$(.31)	(0.49)
Proforma	(.45)	(0.63)

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

DTLL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES

All readily marketable investments in equity securities are classified as trading.  Investments classified as trading are reported at fair value with unrealized gains and losses included in income.  As of May 31, 2004, the Company held no securities.

Realized losses on sales of trading securities in fiscal 2004 were $15,592 compared to gains on sales of trading securities in 2003 which were $1,765.  Gains and losses of securities sold, not yet purchased are reflected in the statement of operations.

NOTE 4 - NOTES RECEIVABLE

On January 12, 2004 the Company entered into a credit line agreement with Card Acquisition, LLC (“Card Acquisition”), pursuant to which the Company agreed to provide to Card Acquisition a credit line of up to $150,000.  Each loan made under the credit line will bear an annual interest rate of 15%.  Unless terminated earlier by the Company, the agreement will expire on May 7, 2005.  Card Acquisition will use the loans to acquire certain non-performing consumer debt and will repay the loan out of the collection of such debt.  The Company has received a promissory note of up to $150,000 dated January 9, 2004 to evidence the credit line.  Any loans to be made under the agreement are secured by a security interest in the consumer debt acquired with the respective loan pursuant to a security agreement dated January 9, 2004.  On January 22, 2004, the Company provided a loan of $33,000 to Card Acquisition pursuant to the agreement.  Interest has been accrued from the date of the loan to May 31, 2004.  On April 26, 2004, the Company provided an additional loan of $117,000 to Card Acquisition pursuant to the agreement.  Interest has been accrued from the date of the loan to May 31, 2004.  Principal and interest amounts are included in the Asset section of the Company's balance sheet.

NOTE 5 - INCOME TAXES

Income tax expense consists of the following:

	May 31

	2004	2003

Current:
State	$-	$300
Deferred	(51,162)	(90,511)
Increase in Valuation Allowance	51,162	53,902

Total Income Tax Benefit	$(0)	$(33,309)

The provision for income taxes varied from the federal statutory rate as follows:

	May 31

	2004	2003

Federal Tax at Statutory Rate	34.0%	34.0%
State Income Taxes, Net of Feder	6.0	4.0
Non Deductible Expenses	(0.2)	(0.3)
Valuation Allowance	(21.6)	(12.6)
Effect of Graduated Tax Rates	(18.9)	(18.7)
Other	0.7	(2.1)

Effective Tax Rate	0.0%	8.5%

DTLL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES (Continued)

The components of deferred income taxes are as follows:

	May 31

	2004	2003

Noncurrent Deferred Tax Assets:
Operating Loss Carryforwards	$95,446	$44,682
Compensation on Stock Warrants	6,864	6,864
Other	2,754	2,356

Gross Deferred Tax Assets	105,064	53,902
Less Valuation Allowance	(105,064)	(53,902)

Net Noncurrent Deferred Tax A	$-	$-

The Company has net operating loss carryforwards as of May 31, 2004 of $473,000 and $293,000 that can be used to offset future federal and state taxable income respectively.  If not utilized these carryforwards will expire in 2024.

NOTE 6 - COMMITMENTS

Operating Leases -

Prior to the sale of the Company's assets on March 20, 2003, the Company leased office, manufacturing and warehouse space under operating leases from a partnership consisting of officers and directors of the Company and from a third party.  The leases required monthly payments, real estate taxes, insurance and other miscellaneous costs.  The leases expire between December 31, 2004 and August 31, 2006, but provided for an option to renew for an additional five years.

Total rent expense (including real estate taxes, insurance and other costs which were required to be paid by the Company) for the periods ended May 31, 2004 and 2003 are as follows:

Related
Party	Other	Total

Expense:
2004	$0	$0	$0
2003	98,189	17,903	116,092

On March 20, 2003, in conjunction with the sale of the Company's assets to DRIA, LLC, all obligations under the lease agreements were assigned to and assumed by DRIA, LLC.  As a result, there are no further commitments or obligations to the Company under these leases.

DTLL, INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 7 - STOCK OPTIONS AND WARRANTS

The Company has a stock option plan that allows issuance of stock options to officers and key employees.  The exercise price for each option is to be no less than 100% of the fair market value of the common stock on the day the option is granted.  Options under this plan have a term of five years.  A total of 234,043 shares of common stock have been reserved for this plan.  As of May 31, 2004, a total of 81,915 shares remained available to be issued under this plan.

The following summarizes transactions for stock options and warrants for the years ended May 31, 2004 and 2003:

	Stock Options		Warrants

	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price

Outstanding at May 31, 2002	19,279	$1.03	63,831	$0.47

Issued	75,000	1.01	75,000	1.01

Cancelled	(17,151)	1.03	-	-

Outstanding at May 31, 2003	77,128	1.01	138,831	0.76

Issued	150,000.50		75,000.75

Cancelled	(75,000)	1.01	-	-

Outstanding at May 31, 2004	152,128	$.51	213,831	$0.76

All stock options and warrants are fully vested and currently exercisable as of May 31, 2004.  The weighted average fair value of options and warrants granted during the year ended 2004 and 2003 was $.46 and $.74.  The weighted average remaining life of all options and warrants outstanding at May 31, 2004 was 4.6 years.

DTLL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCK OPTIONS AND WARRANTS (Continued)

The following table summarized the status of options and warrants outstanding at May 31, 2004:

Weighted	Weighted
Remaining	Average
Range of Exercise Prices	Shares	Life	Exercise Price
Options
$ 1.03	2,128	0.25	$ 1.03
$ 0.75	75,000	4.34	$ 0.75
$ 0.25	75,000	4.53	$ 0.25

Warrants
$ 0.47	63,831	0.83	$ 0.47
$ 1.01	75,000	3.30	$ 1.01
$ 0.75	75,000	9.34	$ 0.75

The Company follows the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” but applies APB Opinion No.25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with its employees.  There has been no compensation expense recorded for options and warrants issued to officers and employees.

If the Company had elected to recognize compensation cost for its stock based transactions with employees using the method prescribed by SFAS No. 123, net loss and loss per share would have been as:

Fair Value of Options and Warrants Issued	$2004 103,877	$2003 110,480
Proforma Compensation Expense	103,877	110,480
Pro-Forma Net Loss	(340,702)	(501,538)
Basic Net Loss Per Share	(0.45)	(0.63)
Diluted Net Loss Per Share	(0.45)	(0.63)

The fair value of the options and warrants granted was estimated using the Black-Scholes option pricing model, using the following assumptions:

Risk-Free Interest Rate	2004 3.21%		2003 4.26%
Expected Life	6.70	Years	5.00	Years
Expected Volatility	93.07%		92.38%
Dividend Yield	0.00%		0.00%

DTLL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8- RELATED PARTY TRANSACTIONS

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

For the Fiscal Year Ended May 31, 2004

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

Exhibit 14

Code of Ethics **

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