Form 10QSB
period 2004-08-31
DTLL INC
filed 2004-10-15
CIK 356767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR
THE TRANSITION PERIOD FROM _________ TO __________

Commission file number 0-30608

DTLL, INC.
(Exact Name of Small Business Issuer as Specified in its charter)

Minnesota	41-1279182
(State of Incorporation)	(IRS Employer Identification No.)

701 XENIA AVE S, SUITE 130 GOLDEN VALLEY, MN 55416
(Address of principal executive offices)

(Issuer’s telephone number)   (763) 591-6450

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)      No (   )

There were 764,474 shares of the issuer’s common stock outstanding at August 31, 2004.

Transitional Small Business Disclosure Form (check one):

Yes (   )      No (X)

Part I     FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

DTLL, INC.
BALANCE SHEETS
AS OF AUGUST 31, 2004 AND MAY 31, 2004

	August 31, 2004 (UNAUDITED)	May 31, 2004 (AUDITED)

ASSETS:

CURRENT ASSETS:
Cash and Cash Equivalents	$446,493	$519,105
Notes Receivable	156,202	153,446

Total Current Assets	602,695	672,551

TOTAL ASSETS	$602,695	$672,551

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts Payable	222	222
Accrued Expenses	23,605	6,059

Total Current Liabilities	23,827	6,281

STOCKHOLDERS’ EQUITY:
Undesignated Stock – $.01 Par Value; 50,000,000 Shares Authorized
No Shares Issued or Outstanding	—	—
Common Stock – $.01 par value; 50,000,000 Shares Authorized,
764,474 and 763,565 Shares Issued and Outstanding	7,645	7,636
Additional Paid-in Capital	1,579,413	1,578,485
Accumulated Deficit	(1,008,189)	(919,851)

Total Stockholders’ Equity	578,869	666,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$602,695	$672,551

See Accompanying Notes to Financial Statements

DTLL, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

	August 31, 2004	August 31, 2003

SALES	$—	$—

COST OF SALES	—	—

GROSS PROFIT	—	—

EXPENSES

Marketing	—	—
General & Administrative	94,341	75,790

TOTAL EXPENSES	94,341	75,790

LOSS FROM OPERATIONS	(94,341)	(75,790)

OTHER INCOME (EXPENSE)
Interest and Dividend Income	6,003	85
Realized Gains from Marketable Securities	—	6,656
Unrealized Gains from Marketable Securities	—	4,785
Other income (expense)	—	105

TOTAL OTHER INCOME (EXPENSE)	6,003	11,631

LOSS BEFORE INCOME TAXES	(88,338)	(64,159)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(88,338)	$(64,159)

BASIC NET LOSS PER COMMON SHARE	$(0.12)	$(0.08)

DILUTED NET LOSS PER COMMON SHARE	$(0.12)	$(0.08)

AVERAGE BASIC SHARES OUTSTANDING	763,565	763,565
AVERAGE DILUTED SHARES OUTSTANDING	763,565	763,565
See Accompanying Notes to Financial Statements

DTLL, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
AS OF AUGUST 31, 2004

	Common Stock

	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

BALANCE on May 31, 2003	763,565	$7,636	$1,578,485	$(683,026)	$903,095

Net Loss				(236,825)	(236,825)

BALANCE on May 31, 2004	763,565	7,636	1,578,485	(919,851)	666,270

Common Stock Issued	909	9	928		937

Net Loss				(88,338)	(88,338)

BALANCE on August 31, 2004	764,474	$7,645	$1,579,413	$(1,008,189)	$578,869

See Accompanying Notes to Financial Statements

DTLL, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(88,338)	$(64,159)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Realized Gains on Marketable Securities	—	(6,656)
Unrealized Gains on Marketable Securities	—	(4,785)
(Purchases) Sales of Marketable Securities, Net	—	(143,883)
Changes in Net Assets and Liabilities:
Other Receivables	(2,756)	(2,291)
Prepaid Expenses	—	4,533
Accounts Payable	—	1,074
Accrued Expenses	17,546	31,243

Net cash used in Operating Activities:	(73,548)	(184,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued	936	—

Net cash received from financing activities:	936	—

NET DECREASE IN CASH	(72,612)	(184,924)
Cash and Cash Equivalents at Beginning of Period	519,105	947,242

Cash and Cash Equivalents at End of Period	$446,493	$762,318

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$—	$—

Income taxes	$—	$—

See Accompanying Notes to Financial Statements

DTLL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.   INTERIM FINANCIAL STATEMENTS

The information furnished in this report is unaudited but reflects all adjustments (which include only normal recurring adjustments), which are necessary, in the opinion of management, for the fair presentation of the results of the interim period. Actual results for the three months ending August 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the Company’s most recent Annual Report on form 10-KSB.

2.   NET EARNINGS PER COMMON SHARE

Basic net loss per share is based on the weighted average number of common shares outstanding during each year. Diluted net loss per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of earnings per share for the quarter ended August 31, 2004 and 2003 is as follows:

	Three Months Ended August 31, 2004		Three Months Ended August 31, 2003
	Basic	Diluted	Basic	Diluted

Net loss	$(88,338)	$(88,338)	$(64,159)	$(64,159)

Average shares outstanding	763,565	763,565	763,565	763,565
Effect of dilutive securities:
Options and Warrants*	0	0	0	0

Equivalent shares	763,565	763,565	763,565	763,565

Loss per share	$(0.12)	$(0.12)	$(0.08)	$(0.08)

*All potential common shares are antidilutive for the periods ended August 31, 2004 and 2003 and are excluded from the calculation of loss per share.

3.   INVESTMENT SECURITIES

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

4.   INCOME TAXES

For the three month period ended August 31, 2004 and August 31, 2003 the Company has not recorded an income tax benefit since it has established a valuation allowance against all deferred tax assets.

5.   STOCK OPTIONS AND WARRANTS

The Company has a stock option plan, which allows issuance of stock options to officers and key employees. The exercise price for each option is to be no less than 100% of the fair market value of the common stock on the day the option is granted. Options under this plan have a term of ten years. A total of 234,043 shares of common stock have been reserved for this plan. As of August 31, 2004 33,136 remained available to be issued under this plan.

On August 27, 2004 options to purchase common shares of the Company’s common stock were granted to three directors. Each Director received an option to purchase 16,666 shares of common stock at $2.14 per share. No options or warrants were granted during the quarter ended August 31, 2003.

The Company follows the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” but applies APB Opinion No.25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with its employees. There was no compensation expense recorded for options and warrants issued to officers and employees in previous fiscal years.

The following summarizes transactions for stock options and warrants for the year ended May 31, 2004 and the quarter ended August 31, 2004:

	Stock Options		Warrants

	Number of Shares	Average Price	Number of Shares	Average Price

Outstanding at May 31, 2003	77,128	$1.01	138,831	$0.76

Issued	150,000	0.50	75,000	0.75
Cancelled	(75,000)	1.03	—	—

Outstanding at May 31, 2004	152,128	0.51	213,831	0.76

Exercised	(909)	1.03	—	—
Issued	49,998	2.14
Cancelled	(1,219)	1.03	—	—

Outstanding at August 31, 2004	199,998	$0.91	213,831	$0.76

Range of Exercise Prices	Shares	Weighted Remaining Life	Weighted Average Exercise Price

Options
$ 0.25	75,000	4.28	$ 0.25
$ 0.75	75,000	4.09	$ 0.75
$ 2.14	49,998	10.00	$ 2.14

Warrants
$ 0.47	63,831	0.58	$ 0.47
$ 0.75	75,000	9.09	$ 0.75
$ 1.01	75,000	3.05	$ 1.01

If the Company had elected to recognize compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123 net loss and net loss per share would have been as follows:

	Three Months Ended August 31,
	2004	2003

Net Loss as Reported	$(88,338)	$(64,159)
Less: Total Stock-Based Employee Compensation Expense
Determined Under the Fair Value Method for All Awards	(94,809)	(0)

Proforma Net Loss	$(183,147)	$(64,159)

Basic Net Loss Per Share:
As Reported	$(0.12)	$0.08
Proforma	(0.24)	0.08

Diluted Net Loss Per Share:
As Reported	(0.12)	0.08
Proforma	(0.24)	0.08

6.   NOTES RECEIVABLE

On January 12, 2004 the Company entered into a credit line agreement with Card Acquisition, LLC (“Card Acquisition”), pursuant to which the Company agreed to provide to Card Acquisition a credit line of up to $150,000. Each loan made under the credit line will bear an annual interest rate of 15%. Unless terminated earlier by the Company, the agreement will expire on May 7, 2005. Card Acquisition will use the loans to acquire certain non-performing consumer debt and will repay the loan out of the collection of such debt. The Company has received a promissory note of up to $150,000 dated January 9, 2004 to evidence the credit line. Any loans to be made under the agreement are secured by a security interest in the consumer debt acquired with the respective loan pursuant to a security agreement dated January 9, 2004. On January 22, 2004, the Company provided a loan of $33,000 to Card Acquisition pursuant to the agreement. Interest has been accrued from the date of the loan to August 31, 2004. On April 26, 2004, the Company provided an additional loan of $117,000 to Card Acquisition pursuant to the agreement. Interest has been accrued from the date of the loan to August 31, 2004. Principal and interest amounts are included in the Asset section of the Company’s balance sheet.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-QSB contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief or current expectations of the Company with respect to its financing plans and its plans to find an appropriate business combination transaction. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-QSB, including, without limitation, the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies important factors that could cause or contribute to such differences

Introduction

The Company, f/k/a Dental Resources, Inc., was incorporated as a “C” corporation in Minnesota in 1976. It was principally engaged in the manufacturing and distribution of a number of specialized dental products and packaging materials for use by the dental and medical industries until March of 2003. In March 2003 the Company sold substantially all of its operating business for cash. Since that time the only activities of the Company have been related to the protection of its assets by investing portions of the proceeds from the sale. The Company has a fiscal year of May 31.

Plan of Operation

In a press release dated May 20, 2004, the Company announced the execution of a letter of intent to enter into a Cooperative Technology Agreement with Apollo Diamond, Inc. (“Apollo”), a privately-held company incorporated in Delaware, and one of Apollo’s subsidiaries. The Company announced in a press release dated October 15, 2004, that no agreement could be reached and that the parties terminated the letter of intent amicably. The Company continues to inquire into other business opportunities.

Results of Operations For the Three Months Ended August 31, 2004 and 2003

For the quarters ended August 31, 2004 and 2003, the Company recorded no operating revenues. For the quarters ended August 31, 2004 and 2003, the Company had no Marketing expenses. General and administrative expenses increased to $94,000 for the quarter ended August 31, 2004 from to $76,000 in 2003, an increase of 24%. The overall increase was the result of expenses associated with the proposed agreement with Apollo. Director fees of $33,000 for the quarter ending August 31, 2004 increased slightly from $31,500 in 2003. Legal fees including transfer agent and financial printing were $12,000. Accounting and professional services of $38,000 associated with year end audit work, SEC filings, and presentations prepared for Apollo, along with travel expenses for officers of $9,200 were the other significant items contributing to the general and administrative expenses for the current quarter.

Investment activity income decreased to $6,000 for the quarter ended August 31, 2004 in comparison to $11,600 for the quarter ended August 31, 3003. The decrease in income was due to the fact that the company was no longer investing in marketable securities. For the three month periods ended August 31, 2004 and 2003 the Company has not recorded an income tax benefit since it has established a valuation allowance against all deferred tax assets.

The Company experienced a Net Loss for the quarter ended August 31, 2004 of $88,338 as compared to a Net Loss of $64,159 in 2003.

On August 31, 2004 the Company’s total assets were $602,695, compared to $672,551 at May 31, 2004. The decrease of approximately $70,000 was due to the loss from operations. Total liabilities increased by $17,500 from $6,300 at May 31, 2004 to $23,800 at August 31, 2004. An increase in accrued expenses accounted for the change.

Liquidity and Capital Resources

During the three month period ending August 31, 2004, the Company produced a negative cash flow from operations of $73,500. The prior year produced negative cash flows from operations of $185,000 in comparison. The increase in operating cash flows was due primarily to the fact that company was no longer utilizing cash to invest in marketable securities.

The Company’s future capital requirements will depend on the decisions of the board of directors regarding the Company’s future business operations.

There are no known trends, events, or uncertainties known to management at this time that have had or are reasonably expected to have a material impact on the net sales or revenues or income from investments made by the Company.

Item 3.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER INFORMATION

All information required to be disclosed on a report on a Form 8-K during the period covered by this Form 10-QSB has been disclosed on a Form 8-K.

Item 6.	EXHIBITS

See Exhibit Index following Signature page.

SIGNATURES

In accordance with the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTLL, INC.
Date: October 15, 2004	/s/ Russell G. Felten

Russell G. Felten Chief Executive Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-QSB

For the Fiscal Quarter Ended August 31, 2004

DTLL, INC.

Exhibit Number	Description

Exhibit 3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Annex A on pages A-1 through A-3 to the Company’s Definitive Proxy Statement filed February 12, 2003.)

Exhibit 3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-KSB filed August 29, 2002.)

Exhibit 10.1	1998 Stock Option Plan

Exhibit 11	Earnings Per Share Calculations

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002