Form 10QSB
period 2004-11-30
DTLL INC
filed 2005-01-20
CIK 356767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

( )	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission file number 0-30608

DTLL, INC.
(Exact Name of Small Business Issuer as Specified in its charter)

Minnesota	41-1279182
(State of Incorporation)	(IRS Employer Identification No.)

1650 WEST 82ND STREET, SUITE 1010, BLOOMINGTON, MN 55431
(Address of principal executive offices)

(Issuer’s telephone number)   (952) 881-4105

701 XENIA AVE S, SUITE 130, GOLDEN VALLEY, MN 55416
(Former address of principal executive offices)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)      No (   )

There were 13,324,474 shares of the issuer’s common stock outstanding at January 19, 2005.

Transitional Small Business Disclosure Form (check one):

Yes (   )      No (X)

Part I     FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

DTLL, INC.
BALANCE SHEETS
AS OF NOVEMBER 30, 2004 AND MAY 31, 2004

	November 30, 2004 (UNAUDITED)	May 31, 2004 (AUDITED)
ASSETS:

CURRENT ASSETS:
Cash and Cash Equivalents	$428,340	$519,105
Notes Receivable	98,419	153,446

Total Current Assets	526,759	672,551

TOTAL ASSETS	$526,759	$672,551

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts Payable	222	222
Accrued Expenses	6,089	6,059

Total Current Liabilities	6,311	6,281

STOCKHOLDERS’ EQUITY:
Undesignated Stock – $.01 Par Value; 50,000,000 Shares Authorized
No Shares Issued or Outstanding	—	—
Common Stock – $.01 par value; 50,000,000 Shares Authorized,
764,474 and 763,565 Shares Issued and Outstanding	7,645	7,636
Additional Paid-in Capital	1,668,186	1,578,485
Accumulated Deficit	(1,155,382)	(919,851)

Total Stockholders’ Equity	520,449	666,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$526,759	$672,551

See Accompanying Notes to Financial Statements

DTLL, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDING NOVEMBER 30, 2004 AND 2003

	Three Months Ending November 30,		Six Months Ending November 30,
	2004	2003	2004	2003
SALES	$—	$—	$—	$—

COST OF SALES	—	—	—	—

GROSS PROFIT	—	—	—	—

EXPENSES
Marketing	—	—	—	—
General & Administrative	152,647	42,026	246,988	117,712

TOTAL EXPENSES	152,647	42,026	246,998	117,712

LOSS FROM OPERATIONS
	(152,647)	(42,026)	(246,998)	(117,712)

OTHER INCOME (EXPENSE)
Interest and Dividend Income	5,453	464	11,457	550
Realized gains (loss) from Marketable
Securities	—	(3,941)	—	2,715
Unrealized gains (loss) from Marketable
Securities	—	(1,664)	—	3,121

TOTAL OTHER INCOME (EXPENSE)	5,453	(5,141)	11,457	6,386

LOSS BEFORE INCOME TAXES	(147,194)	(47,167)	(235,531)	(111,326)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(147,194)	$(47,167)	$(235,531)	$(111,326)

BASIC NET LOSS PER COMMON SHARE	$(0.19)	$(0.06)	$(0.31)	$(0.15)

DILUTED NET LOSS PER COMMON SHARE*	$(0.19)	$(0.06)	$(0.31)	$(0.15)

AVERAGE BASIC SHARES OUTSTANDING	764,474	763,565	764,020	763,565
AVERAGE DILUTED SHARES OUTSTANDING	764,474	763,565	764,020	763,565

* All potential shares of common stock are anti-dilutive for the three and six month periods ending November 30, 2004 and 2003 See Accompanying Notes to Financial Statements

DTLL, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
AS OF NOVEMBER 30, 2004

	Common Stock

	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

BALANCE on May 31, 2003	763,565	$7,636	$1,578,485	$(683,026)	$903,095

Net Loss				(236,825)	(236,825)

BALANCE on May 31, 2004	763,565	7,636	1,578,485	(919,851)	666,270

Options Exercised	909	9	928		937
Net Loss				(235,531)	(235,531)
Compensation Expense on
Warrants Issued			88,773		88,773

BALANCE on November 30, 2004	764,474	$7,645	$1,668,186	$(1,155,382)	$520,449

See Accompanying Notes to Financial Statements

DTLL, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(235,531)	$(111,326)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Realized Gains on Marketable Securities	—	(2,715)
Unrealized Gains on Marketable Securities	—	(3,121)
(Purchases) Sales of Marketable Securities, Net	—	(177,124)
Compensation Expense on Warrants Issued	88,773	—
Changes in Net Assets and Liabilities:
Other Receivables	(4,296)	—
Prepaid Expenses	—	4,701
Accounts Payable	—	(3,868)
Accrued Expenses	30	(23,488)

Net cash used in Operating Activities:	(151,024)	(316,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal Payments on Note Receivable	59,323	—

Net Cash Received from Investing Activities:	59,323	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued	936	—

Net Cash Received from Financing Activities:	936	—

NET DECREASE IN CASH	(90,765)	(316,941)

Cash and Cash Equivalents at Beginning of Period	519,105	947,242

Cash and Cash Equivalents at End of Period	$428,340	$630,301

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Interest	—	—

Income taxes	—	—

See Accompanying Notes to Financial Statements

DTLL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.   INTERIM FINANCIAL STATEMENTS

The information furnished in this report is unaudited but reflects all adjustments (which include only normal recurring adjustments), which are necessary, in the opinion of management, for the fair presentation of the results of the interim period. Actual results for the three and six months ending November 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the Company’s most recent Annual Report on form 10-KSB.

2.   NET EARNINGS PER COMMON SHARE

Basic net loss per share is based on the weighted average number of common shares outstanding during each year. Diluted net loss per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of earnings per share for the three and six months ended November 30, 2004 and 2003 is as follows:

	Three Months Ended November 30, 2004		Three Months Ended November 30, 2003
	Basic	Diluted	Basic	Diluted
Net earnings	$(147,194)	$(147,194)	$(47,167)	$(47,167)

Average shares outstanding	764,474	764,474	763,565	763,565

Effect of dilutive securities:
Options and Warrants *	0	0	0	0

Equivalent shares	764,474	764,474	763,565	763,565

Earnings per share	$(0.19)	$(0.19)	$(0.06)	$(0.06)

* All potential shares are anti-dilutive for the three months ended November 30, 2003 and November 30, 2004.

	Six Months Ended November 30, 2004		Six Months Ended November 30, 2003
	Basic	Diluted	Basic	Diluted
Net earnings	$(235,531)	$(235,531)	$(111,326)	$(111,326)

Average shares outstanding	764,020	764,020	763,565	763,565

Effect of dilutive securities:
Options and Warrants*	0	0	0	0

Equivalent shares	764,020	764,020	763,565	763,565

Earnings per share	$(0.31)	$(0.31)	$(0.15)	$(0.15)

* All potential shares are anti-dilutive for the six months ended November 30, 2003 and November 30, 2004.

3.   INCOME TAXES

For the six month periods ended November 30, 2004 and November 30, 2003 the Company has not recorded an income tax benefit since it has established a valuation allowance against all deferred tax assets.

4.   STOCK OPTIONS AND WARRANTS

The Company has a stock option plan, which allows issuance of stock options to officers, key employees and consultants of the Company. The exercise price for each option is to be no less than 100% of the fair market value of the common stock on the day the option is granted. Options under this plan have a term of ten years. A total of 234,043 shares of common stock have been reserved for this plan. As of November 30, 2004 8,136 remained available to be issued under this plan.

The Company follows the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” but applies APB Opinion No.25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with its employees. There was no compensation expense recorded for options and warrants issued to officers and employees.

On September 1, 2004 options to purchase shares of the Company’s common stock were granted to a consultant to the Company. The options issued to the consultant allow the holder to purchase 25,000 shares of common stock at $2.30 per share. On October 28, 2004 warrants to purchase shares of the Company’s common stock were granted to a consultant to the Company. The options issued to the consultant allow the holder to purchase 50,000 shares of common stock at $0.01 per share. On October 28, 2004 warrants to purchase shares of the Company’s common stock were granted to a consultant to the Company. The options issued to the consultant allow the holder to purchase 10,000 shares of common stock at $0.01 per share. On November 16, 2004 warrants to purchase shares of the Company’s common stock were granted to each of three consultants to the Company. The options issued to each consultant allow the holder to purchase 2,500 shares of common stock at $0.01 per share. Compensation expense for stock warrants issued to non-employee were based on a calculation of the fair value of the warrants issued using the Black-Scholes option pricing model. The Company recognized $88,773 of compensation expense for the six-month period ended November 30, 2004. The compensation expense recorded in the quarter ended November 30, 2004 is included in General and Administrative expense on the Company’s statement of operations.

The following summarizes transactions for stock options and warrants for the year ended May 31, 2004 and the six month period ended November 30, 2004.

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at May 31, 2003	77,128	$1.01	138,831	$0.76
Issued	150,000	0.50	75,000	0.75
Cancelled	(75,000)	1.03	—	—

Outstanding at May 31, 2004	152,128	0.51	213,831	0.76
Exercised	(909)	1.03	—	—
Issued	74,998	2.19	142,500	0.74
Cancelled	(1,219)	1.03	—	—

Outstanding at November 30, 2004	224,998	$1.06	356,331	$0.75

The following table summarizes the status of Options and Warrants outstanding at November 30, 2004:

Range of Exercise Prices	Shares	Weighted Remaining Life	Weighted Average Exercise Price
Options
$ 0.25	75,000	4.03	$0.25
$ 0.75	75,000	3.84	$0.75
$ 2.14	49,998	9.75	$2.14
$ 2.30	25,000	9.75	$2.30

Warrants
$ 0.01	67,500	5.00	$0.01
$ 0.47	63,831	0.33	$0.47
$ 0.75	75,000	8.84	$0.75
$ 1.01	75,000	2.80	$1.01
$ 1.40	75,000	9.83	$1.40

If the Company had elected to recognize compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123 net loss and net loss per share would have been as follows:

	3 Month		6 Month
	2004	2003	2004	2003
Net Loss as Reported	$(147,194)	$(47,167)	$(235,531)	$(111,326)
Add: Stock-Based Employee Compensation
Expense Included in Net Income	$88,773		$88,773
Less: Total Stock-Based Employee
Compensation Expense	$(181,732)	$(80,641)	$(276,541)	$(80,641)
Determined Under the Fair Value Method
for All Awards

Proforma Net Loss	$(240,153)	$(127,808)	$(423,299)	$(191,967)

Basic Net Loss Per Share:
As Reported	(0.19)	(0.06)	(0.31)	(0.15)
Proforma	(0.31)	(0.17)	(0.55)	(0.25)

Diluted Net Loss Per Share:
As Reported	(0.19)	(0.06)	(0.31)	(0.15)
Proforma	(0.31)	(0.17)	(0.55)	(0.25)

The fair value of the options and warrants granted was estimated using the Black-Scholes option pricing model, using the following assumptions:

	2004	2003
Risk-Free Interest Rate	4.24%	3.18%
Expected Life	10 Years	5 Years
Expected Volatility	92.78%	91.38%
Dividend Yield	0.0%	0.0%

5.   NOTES RECEIVABLE

On January 12, 2004 the Company entered into a credit line agreement with Card Acquisition, LLC (“Card Acquisition”), pursuant to which the Company agreed to provide to Card Acquisition a credit line of up to $150,000. Each loan made under the credit line will bear an annual interest rate of 15%. Unless terminated earlier by the Company, the agreement will expire on May 7, 2005. Card Acquisition will use the loans to acquire certain non-performing consumer debt and will repay the loan out of the collection of such debt. The Company has received a promissory note of up to $150,000 dated January 9, 2004 to evidence the credit line. Any loans to be made under the agreement are secured by a security interest in the consumer debt acquired with the respective loan pursuant to a security agreement dated January 9, 2004. On January 22, 2004, the Company provided a loan of $33,000 to Card Acquisition pursuant to the agreement. On November 12, 2004 principal and accrued interest on this loan were paid in full. On April 26, 2004, the Company provided an additional loan of $117,000 to Card Acquisition pursuant to the agreement. On November 12, 2004 a principal payment of $26,323 along with the corresponding portion of the accrued interest was paid to the Company. Interest for the remaining portion of the loan has been accrued from the date of the loan to November 30, 2004. Principal and interest amounts are included in the Asset section of the Company’s balance sheet.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-QSB contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief or current expectations of the Company with respect to its financing plans and its plan of operation. Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Any statement other than a statement of historical fact should be considered a forward-looking statement. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to: our ability to successfully develop, obtain regulatory approvals for and market our products; our ability to generate and maintain sufficient cash resources to increase investment in our business; our ability to identify new product candidates; the timing or results of pending or future clinical trials; actions by the FDA and other regulatory agencies; demand and market acceptance for our approved products; and the effect of changing economic conditions.

Introduction

The Company, f/k/a Dental Resources, Inc., was incorporated as a “C” corporation in Minnesota in 1976. It was principally engaged in the manufacture and distribution of a number of specialized dental products and packaging materials for use by the dental and medical industries until March of 2003. In March of 2003 the Company sold substantially all of its operating business for cash. Since that time, until the acquisition transaction discussed below, the only activities of the Company have been related to the protection of its assets by investing portions of the proceeds from the sale. The Company has a fiscal year end of May 31.

In a press release dated December 15, 2004, the Company announced the signing of a non-binding Letter of Agreement (LOA) whereby a wholly owned subsidiary of GelStat Corporation, GS Pharma, Inc., would receive 12,500,000 common stock shares of DTLL, Inc. in return for the exclusive, worldwide license of all rights to the development and commercialization of pharmaceutical (prescription drug) preparations related to GelStat’s intellectual property and ongoing research and development work.

In a press release dated January 5, 2005 the Company announced that DTLL and GS Pharma, Inc., GelStat’s wholly owned subsidiary, had closed on the acquisition transaction previously announced on December 15, 2004. As such, DTLL has now acquired from GS Pharma, Inc. an exclusive, worldwide license to develop and commercialize prescription drug applications based on certain compounds discovered and developed by GelStat. In exchange for the license, GS Pharma, Inc., a wholly owned subsidiary of GelStat, has received 12.5 million shares of DTLL, and now holds approximately 94 percent of the outstanding shares of DTLL.

Plan of Operation

DTLL operations for the foreseeable future are expected to be limited exclusively to the development of new prescription drugs. DTLL is therefore now a development stage pharmaceutical company engaged in the discovery, development and commercialization of novel therapeutic agents to address unmet patient needs in major disease states. We intend on developing a portfolio of product candidates based on our present lead compounds, which have now been acquired by license from GelStat Corporation. These compounds are believed to be potentially effective anti-inflammatory compounds. As such, our present research activity is focused primarily in the area of inflammation. Inflammation plays a central role in the pathology of a number of disease states, including autoimmune disease, arthritis, migraine, asthma and many others. Inflammation has of recent been increasingly associated with certain aspects of heart and vessel disease, neurodegenerative disease and even cancer.

We may evaluate additional compounds on an ongoing basis, but our initial goal is to bring one or more of our initial product candidates through Phase II clinical trials, after which we intend to seek partnerships for the completion of Phase III clinical trials, regulatory approval and marketing.

New drug development is an inherently uncertain, lengthy and expensive process. We focus our research and development efforts on drug candidates we believe have already, indirectly, demonstrated significant indications of efficacy in the disease states, or against the disease processes, intended to be targeted. Specifically, we intend initially to isolate the compound or compounds responsible for the observed efficacy of GelStat products. We believe that compounds identified and isolated by GelStat, now exclusively licensed to us for pharmaceutical development, have demonstrated, indirectly, significant efficacy in the treatment of inflammatory disorders generally. We believe that, among other potential applications, these compounds or their derivatives may prove to be especially useful in the treatment of asthma.

We anticipate that cash and equivalents now on hand are sufficient to successfully isolate and characterize the compound or compounds responsible for the observed efficacy of GelStat products. Additional drug development expenses will thereafter primarily relate to the conduct of clinical trials necessary to demonstrate to the satisfaction of the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, that the products are both safe and effective in their respective indications and that they can be produced in a validated consistent manufacturing process. The number, size, scope and timing of the clinical trials necessary to bring a product candidate to development completion and commercialization cannot readily be determined at an early stage, nor, given the timelines of the trials extending over periods of years, can future costs be estimated with precision. Nonetheless, we estimate that approximately $5 million dollars will be required to successfully complete Phase II clinical trials for an initial therapeutic application, and that such trials can be initiated within two years.

Our business strategy is designed to address certain risks of new drug development by shortening the timeline to marketability, and reducing the risk of failure, which is higher with pre-clinical stage products that have not previously demonstrated significant indications of efficacy in the disease states, or against the disease processes, intended to be targeted. Currently, each of our lead compounds is believed to represent a potentially novel and effective anti-inflammatory agent. Given the mortality and morbidity associated with many of the presently existing anti-inflammatory agents, both older Non-Steroidal Anti-Inflammatory Drugs (NSAIDS) and newer COX-II Inhibitors, we anticipate the possibility of an expedited (“fast track”) regulatory approval process by the FDA. We also view the potential for early out-license and cooperative development agreements as a potential revenue opportunity that could help defray our operating expenses and potentially some of the costs of our new drug development activities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended November 30, 2004 and 2003

For the quarters ended November 30, 2004 and November 30, 2003, the Company recorded no operating revenues. The lack of operating revenues is attributable to the sale of all operating assets effective March 2003.

General and administrative expenses increased to $153,000 for the quarter ended November 30, 2004 from $42,000 in 2003. Legal fees including transfer agent and financial printing increased from $4,000 for the quarter ending November 30, 2003 to $16,500 for the quarter end November 30, 2004. Director fees increased from $24,000 for the quarter ending November 30, 2003 to $36,000 for the quarter end November 30, 2004. Compensation expense for the quarter ended November 30, 2004 as a result of options issued to a consultant to the Company was $89,000. There was no compensation expense for the quarter ended November 30, 2003.

Investment activity generated a profit of approximately $5,500 for the quarter ended November 30, 2004 as compared to a loss of $5,100 for the quarter ended November 30, 2003. The increase is attributed to interest income received from notes receivables along with the suspension of trading in marketable securities. For the three month periods ended November 30, 2004 and November 30, 2003 the Company has not recorded an income tax benefit since it has established a valuation allowance against all deferred tax assets.

The Company experienced a Net Loss for the quarter ended November 30, 2004 of $147,200 as compared to a Net Loss of $47,200 in 2003.

Results of Operations for the Six Months Ended November 30, 2004 and 2003

For the six months ended November 30, 2004 and November 30, 2003, the Company recorded no operating revenues. The lack of operating revenues is attributable to the sale of all operating assets effective March 2003.

General and administrative expenses increased to $247,000 for the six months ended November 30, 2004 from $118,000 in 2003. The overall increase in general and administrative expenses for the period resulted from several areas. Director fees of $69,000 for the six months ending November 30, 2004 increased from $55,500 in 2003 resulting from a greater number of board meetings held. Legal fees including transfer agent and financial printing increased to $28,000 for the six months ended November 30, 2003 from $13,000 in 2003. Travel and entertainment for the six month period ended November 30, 2004 increased to $9,000 from $3,000 in 2003. Professional services increased to $18,000 for the six months ended November 30, 2004 from $8,000 in 2003. Compensation expense for the six months ended November 30, 2004 as a result of options issued to a consultant to the Company was $89,000. There was no compensation expense for the six months ended November 30, 2003. The increases in legal, travel and entertainment, and professional services for the period were mainly the result of preparations for the pending transaction with GelStat corporation.

Investment activity generated approximately $11,500 of income for the six months ended November 30, 2004 as compared to an income of $6,400 in 2003. There was no interest expense for the six month periods ended November 30, 2004 and 2003. For the six month periods ended November 30, 2004 and 2003 the Company has not recorded an income tax benefit since it has established a valuation allowance against all deferred tax assets.

The Company experienced a Net Loss for the six months ended November 30, 2004 of $235,500 as compared to a Net Loss of $111,300 in 2003.

On November 30, 2004, the Company’s total assets were $526,759, compared to $672,551 at May 31, 2004. The decrease of approximately $146,000 was due to a note receivable being collected and expenses for the period being satisfied with cash payments. Total liabilities remained constant at $6,300 at November 30, 2004 from May 31, 2004.

Liquidity and Capital Resources

During the six month period ending November 30, 2004, the Company produced a negative cash flow from operations of $151,024. The prior year produced negative cash flows from operations of $316,941 in comparison. The increase in operating cash flows was due mainly to the company discontinuing in trading in marketable securities.

DTLL has acquired from GS Pharma, Inc. an exclusive license to develop and commercialize prescription drug applications for certain compounds discovered and developed by GelStat. In exchange for the license, GS Pharma Inc. has received 12.5 million shares of DTLL, presently valued at nearly $35 million, and now holds approximately 94 percent of the outstanding shares of DTLL.

The long range goals for the Company include not only bringing to market a line of effective OTC products, each addressing a multi-billion dollar market, but also leveraging what GelStat has discovered in pharmaceutical applications. The exact impact of these changes cannot be predicted at this time. Management believes that the acquisition of the GS Pharma, Inc. license will lead to future operating revenues as the licensed technology is further developed.

Other than possibilities presented by the recent acquisition of the GS Pharma, Inc. license, there are no known trends, events, or uncertainties known to management at this time that have had or are reasonably expected to have a material impact on the net sales or revenues or income from investments made by the Company.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended November 30, 2004, the Company issued the following securities. No underwriters or placement agents were involved. The securities were issued in exchange for services and there were no cash proceeds from the issuances. All such securities were issued to “accredited” investors, as defined in Regulation D under the Securities Act of 1933.

Issuance Date	Security/Exercise Price Per Share	Person(s) to Whom Issued	No. of Shares	Termination Date

9/1/2004	Options for Purchase of	Consultant	25,000	9/1/2009
	Common Stock at $2.30 (1)

10/1/2004	Warrants for Purchase of	Members of the	75,000	9/30/2014
	Common Stock at $1.40 (2)	Board of Directors

10/28/2004	Warrants for Purchase of	Consultants	60,000	10/27/2009
	Common Stock at $0.01 (2)

11/16/2004	Warrants for Purchase of	Consultants	7,500	11/15/2009
	Common Stock at $0.01 (2)

_________________

(1)   At the time of exercise of this Option, the Optionee may determine whether to pay the total purchase price of the Option Shares to be purchased solely in cash (including a personal check or a certified or bank cashier’s check, payable to the order of the Company) or by transfer from the Optionee to the Company of previously acquired shares of Common Stock of the Company with a then current aggregate Fair Market Value (as such term is defined in the Plan) equal to such total purchase price or by a combination of cash and such previously acquired shares of Common Stock. The Committee may reject the Optionee’s election to pay all or part of the purchase price under this Option by means of a Cashless Exercise with previously acquired shares of Common Stock and may require such purchase price to be paid entirely in cash if, in the sole discretion of the Committee, payment in previously acquired shares would cause the Company to be required to recognize a charge to earnings in connection therewith. For purposes of this Agreement, “previously acquired shares” shall include both shares of Common Stock of the Company that are already owned by the Optionee at the time of exercise and Option Shares which are to be acquired pursuant to the exercise of this Option. If the Optionee elects to exercise this Option, in whole or in part, by transferring previously acquired shares, the Company shall issue to the Optionee the number of shares of Common Stock determined by using the following formula:

X =	Y(A – B) A

Where: X = the number of shares of Common Stock to be issued to the Optionee under the provisions of Section IV.A

Y=	the number of shares of Common Stock that would otherwise be issued upon such exercise, taking into account previously issued shares under this Option

A=	the current Fair Market Value (as defined in the Plan) of one share of Common Stock calculated as of the last day immediately preceding such exercise

B=	the Option exercise price set forth in Article II

(2)   The Holder may, at his election exercised in his sole discretion, exercise this Warrant in whole or in part and, in lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the exercise price, elect instead to receive upon such exercise the “Net Number” of shares of Common Stock determined according to the following formula (a “Cashless Exercise”):

Net Number = (A x (B – C))/B

(ii)    For purposes of the foregoing formula:

A= the total number of shares with respect to which this Warrant is then being exercised

B= the last reported sale price of the Common Stock immediately preceding the date of the Exercise Notice

C= the Warrant Exercise Price then in effect at the time of such exercise

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

DTLL, INC.
Date: January 19, 2005	/s/ Stephen C. Roberts, MD

Stephen C. Roberts, MD Chief Executive Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-QSB

For the Fiscal Quarter Ended November 30, 2004

DTLL, INC.

Exhibit Number	Description

Exhibit 2.3	Contribution and Stock Acquisition Agreement

Exhibit 2.4	Exclusive License Agreement

Exhibit 11	Earnings Per Share Calculations

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002