Form 10KSB
period 2004-12-31
DTLL INC
filed 2005-03-31
CIK 356767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE SEVEN-MONTH PERIOD ENDED DECEMBER 31, 2004

Commission File Number: 0-30608

DTLL, Inc.
(Name of Small Business Issuer in this charter)

Minnesota	41-1279182
(State of incorporation)	(IRS Employer Identification No.)

1650 WEST 82ND STREET, SUITE 1010, BLOOMINGTON, MN 55431
(Address of principal executive offices and Zip Code)

(Issuer’s telephone number)   (952) 881-4105

701 XENIA AVE S. SUITE 130, GOLDEN VALLEY, MN 55416
(Former address of principal offices)

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $.01 per share

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (X)  YES      (   )  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB   ( X )

Issuer’s revenues for the seven-month period ended December 31, 2004 were $0.

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of March 23, 2005 was approximately $930,832.

The Registrant had 13,325,693 shares of Common Stock outstanding as of March 23, 2005.

Transitional Small Business Disclosure Format (check one):   YES  (   )    NO  ( X )

FORWARD LOOKING STATEMENTS

This Form 10-KSB contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of DTLL, Inc., the ("Company"). Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Management’s Discussion and Plan of Operation" and "Description of Business" identifies important factors that could cause or contribute to such differences.

Purpose of This Transitional Report

This transitional report on Form 10-KSB is filed to effect a change in fiscal year end from May 31 to December 31.

PART I

Item 1.	Description of Business

DTLL, Inc., f/k/a Dental Resources, Inc. (the "Company" or "DTLL, Inc.") was incorporated in Minnesota in 1976. Until March 20, 2003, the Company was principally engaged in manufacturing and marketing associated groups of dental related products to dentists, dental clinics, hospitals and dental laboratories. On March 20, 2003, the Company’s shareholders approved the sale of substantially all of its assets to DRIA, LLC, based on an asset purchase agreement dated November 1, 2002. Under the asset purchase agreement, DRIA purchased substantially all of the Company’s assets and assumed the outstanding obligations and liabilities of the Company. The Company ceased operating its business as of the close of business on March 20, 2003. On January 5, 2005, DTLL issued 12.5 million shares of its common stock to GS Pharma, Inc ("GSPI"), a wholly-owned subsidiary of GelStat Corporation ("GelStat"), pursuant to a Contribution and Stock Acquisition Agreement, by and between GSPI and DTLL, in exchange for rights to an exclusive license for provisional patents, patent applications and other intellectual property related to the business of GelStat. It is anticipated that DTLL’s business will consist of development and marketing of prescription-only pharmaceutical products under the licensed patents.

With the exception of its executive officers, Messrs. Felten, Krosschell and Adams, DTLL, Inc. had no employees during the seven months ended December 31, 2004.

Item 2.	Description of Property

The Company does not own any real property. DTLL currently shares office and laboratory space and receives administrative and support services from GelStat Corporation, its largest beneficial shareholder. DTLL pays GelStat a fee of $25,000 per month for services pursuant to an Administrative Services Agreement (which is filed as an exhibit to this report on Form 10-KSB). The fee is subject to review and adjustment at the request of DTLL, but not more often than 2 times per year. The Agreement continues indefinitely until terminated by a party or by its terms in certain events.

Item 3.	Legal Proceedings

The Company is not a party to any existing or pending legal proceedings involving a claim for damages in excess of 10% of the current assets of the Company, nor has its property been the subject of any such proceeding.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the seven month period ended December 31, 2004.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company’s $0.01 par value common stock (the "Common Stock") is quoted on the OTC Bulletin Board under the symbol "DTLI." The following table sets forth the low and the high closing sales prices for each period as reported on the OTC Bulletin Board during the fiscal years ended May 31, 2004 and December 31, 2004. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions, and may not represent actual transactions.

	Closing Price

Fiscal Quarter Ended	Low	High

August 31, 2003	$0.86	$0.91
November 30, 2003	$0.75	$0.86
February 28, 2004	$0.41	$0.86
May 31, 2004	$0.61	$2.65

	Closing Price

Fiscal Quarter Ended	Low	High

August 31, 2004	$1.15	$2.30
November 30, 2004	$0.70	$2.14
December 31, 2004	$0.70	$3.25

As of March 23, 2005, the Company had 261 holders of record. The Company has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future. There are no external restrictions on the Company’s ability to pay dividends. The Company currently intends to retain its earnings for discovery, development and commercialization of novel therapeutic agents to address unmet patient needs in major disease states. The Company’s continued need to retain earnings is likely to limit the Company’s ability to pay dividends in the future.

During the month of December 2004, the Company issued the following securities. No underwriters or placement agents were involved. The securities were issued in exchange for services and there were no cash proceeds from the issuances. All such securities were issued to “accredited” investors, as defined in Regulation D under the Securities Act of 1933. Unregistered securities issued during the three months ended November 30, 2004 (the second quarter of the old fiscal year) were reported in the report on Form 10-QSB for such fiscal quarter.

Issuance Date	Security/Exercise Price Per Share	Person(s) to Whom Issued	No. of Shares	Termination Date

12/14/2004	Warrants for Purchase of Common Stock at $0.01 (01)	Directors	90,000	12/13/2014

(01)

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

X =	Y(A – B) A

Where: X = the number of shares of Common Stock to be issued to the Optionee under the provisions of Section IV.A

Y =	the number of shares of Common Stock that would otherwise be issued upon such exercise, taking into account previously issued shares under this Option

A =	the current Fair Market Value (as defined in the Plan) of one share of Common Stock calculated as of the last day immediately preceding such exercise

B =	the Option exercise price set forth in Article II

Item 6.	Management’s Discussion and Analysis or Plan of Operation

PLAN OF OPERATION.

DTLL operations for the foreseeable future are expected to be limited exclusively to the development of new prescription drugs. DTLL is therefore now a pharmaceutical company engaged in the discovery, development and commercialization of novel therapeutic agents to address unmet patient needs in major disease states. We intend on developing a portfolio of product candidates based on our present lead compounds, which have now been acquired by license from GS Pharma, Inc, a wholly owned subsidiary of GelStat Corporation. These compounds are believed to be potentially effective anti-inflammatory compounds. As such, our present research activity is focused primarily in the area of inflammation. Inflammation plays a central role in the pathology of a number of disease states, including autoimmune disease, arthritis, migraine, asthma and many others. Inflammation has of recent been increasingly associated with certain aspects of heart and vessel disease, neurodegenerative disease and even cancer.

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

We anticipate that cash and equivalents now on hand are sufficient to successfully isolate and characterize the compound or compounds responsible for the observed efficacy of GelStat products. Additional drug development expenses will thereafter primarily relate to the conduct of clinical trials necessary to demonstrate to the satisfaction of the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, that the products are both safe and effective in their respective indications and that they can be produced in a validated consistent manufacturing process. The number, size, scope and timing of the clinical trials necessary to bring a product candidate to development completion and commercialization cannot readily be determined at an early stage, nor, given the timelines of the trials extending over periods of years, can future costs be estimated with precision. Nonetheless, we estimate that approximately $5 million will be required to successfully complete Phase II clinical trials for an initial therapeutic application, and that such trials can be initiated within two years.

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

RESULTS OF OPERATIONS FOR THE SEVEN-MONTHS ENDED DECEMBER 31, 2004 AND 2003.

For the seven-months ended December 31, 2004 and 2003, the Company recorded no revenues from operations. This is attributable to the fact that operations were suspended in 2003 due to the sale of substantially all of the Company’s assets.

For the seven-months ended December 31, 2004 and 2003, the Company had no marketing expenses. General and administrative expenses increased to $593,000 for the seven-months ended December 31, 2004 compared to $130,000 in 2003. Legal expenses for the seven-months ended December 31, 2004 were $31,000 as compared to $13,000 for 2003. Most of the legal expenses for the two fiscal periods were incurred in connection with filings with the Securities and Exchange Commission. Director fees increased to $147,000 for the seven-months ended December 31, 2004 as compared to $65,000 for 2003. The increase in director fees paid was attributable to the board meeting frequently during the fiscal period to finalize the reorganization strategy for the Company, and a bonus paid to each of the directors. Accounting fees decreased for the seven-months ended December 31, 2004 to $30,000 as compared to $42,000 for 2003. Most of the accounting expenses in both fiscal periods were incurred in connection with filings with the Securities and Exchange Commission.

For the seven-months ended December 31, 2004 and 2003, the Company had no interest expense. Interest income was $12,000 for the seven-months ended December 31, 2004 compared to $135 for 2003. Interest income was the result of investing funds received from the sales of its assets to DRIA, LLC. For the seven-months ended December 31, 2004 and 2003, the Company had no income taxes. The absence of a tax benefit is a result of the fact that the Company did not have any operations that would potentially create profits to apply the benefit against. Net loss for the seven-months ended December 31, 2004 increased to a loss of $581,000 from a net loss of $124,000 for 2003. The increase in net loss for the seven-month period ended December 31, 2004 was mainly attributable to an increase in directors fees and warrant compensation expense recorded as a result of warrants issued to directors and consultants to the company.

On December 31, 2004 the Company’s total assets were $500,000, compared to $782,000 at December 31, 2003. The decrease in assets was due to the net loss from operations. Total liabilities increased to $64,000 at December 31, 2004, compared to $2,600 at December 31, 2003. The increase in liabilities was attributable to an increase in accrued liabilities incurred during the period but not paid until the next fiscal period. Stockholders’ equity decreased to $436,000 from $779,000 as of December 31, 2003 due to a net loss of $124,000 coupled with an increase in paid in capital pursuant to the recording of warrant compensation expenses for the period.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MAY 31, 2004 AND 2003.

For the year ended May 31, 2004, the Company recorded no revenues from operations, as compared to $4,845,000 for the same period in 2003. This decrease is attributable to the fact that operations were suspended in 2003 due to the sale of substantially all of the Company’s assets. Gross profits decreased to $0 for the year ended May 31, 2004 from $1,199,000 in 2003. As with sales, the decrease in gross profits was due to the suspension of operations. Gross profit as a percent of sales was 24.7% in 2003.

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

On May 31, 2004 the Company’s total assets were $673,000, compared to $985,000 at May 31, 2003. The decrease in assets was due to the net loss from operations. Total liabilities decreased to $6,000 at May 31, 2004, compared to $82,000 at May 31, 2003. The decrease in liabilities was mainly attributable to settling of liabilities accrued at year end of fiscal 2003. Stockholders’ equity decreased to $666,000 from $903,000 as of May 31, 2003 due to a net loss of $237,000.

LIQUIDITY AND CAPITAL RESOURCES.

During the seven-month period ending December 31, 2004, operations of the Company produced a negative cash flow of $175,000 as compared to a negative cash flow of $328,000 in 2003. The decrease in operating cash flows resulted mostly from purchases of marketable securities during the seven-months ended December 31, 2003.

During the twelve-month period ending May 31, 2004, operations of the Company produced a negative cash flow of $275,000. The prior fiscal year produced negative cash flows from operations of $245,000 in comparison. The negative operating cash flows resulted mostly from the net losses.

In January 2005, DTLL acquired from GS Pharma, Inc. an exclusive license to develop and commercialize prescription drug applications for certain compounds discovered and developed by GelStat. In exchange for the license, GS Pharma Inc. has received 12.5 million shares of DTLL, presently valued at nearly $35 million, and now holds approximately 94 percent of the outstanding shares of DTLL.

The long range goals for the Company include bringing to market a line of effective prescription drugs leveraging what GelStat has discovered in over-the-counter applications. The exact impact of these changes cannot be predicted at this time. Management believes that the acquisition of the GS Pharma, Inc. license will lead to future operating revenues as the licensed technology is further developed.

Other than possibilities presented by the recent acquisition of the GS Pharma, Inc. license, there are no known trends, events, or uncertainties known to management at this time that have had or are reasonably expected to have a material impact on the net sales or revenues or income from investments made by the Company.

Item 7.	Financial Statements

The Company’s Financial Statements, and the report of Olsen Thielen & Co., LTD, independent registered public accountants, with respect thereto, as listed below, appear following the signature page in this Form 10-KSB.

Report of Independent Registered Public Accounting Firm
Balance Sheets December 31 and May 31, 2004
Statement of Operations Seven-months Ended December 31, 2004 and Years ended May 31, 2004 and 2003
Statement of Stockholders’ Equity Seven-months Ended December 31, 2004 and Years ended May 31, 2004 and 2003
Statement of Cash Flows Seven-months Ended December 31, 2004 and Years ended May 31, 2004 and 2003
Notes to Financial Statements

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have not been any changes in or disagreements with accountants during the seven-months ended December 31, 2004.

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

Item 8B.	Other Information

Not Applicable

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below are the names, ages and positions of the directors and executive officers of the Company during the seven months ended December 31, 2004:

Name	Age	Position with Company

Russell G. Felten	56	Director and Chief Executive Officer

Thomas A. Krosschell	48	Director and Chief Financial Officer

Edward S. Adams	42	Director and Secretary

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

Edward S. Adams was elected to the board in November of 2001. Mr. Adams is the Vice Chairman of ORCG, Inc., the parent company of Oak Ridge Financial Services Group, Inc., f/k/a Equity Securities Investments, Inc. Mr. Adams has extensive experience in the public and private offerings of equity and debt; mergers and acquisitions of publicly- and closely-held corporations; loan restructurings; receivables financings; structured finance; commercial transactions; and bankruptcy liquidations and reorganizations. Mr. Adams serves on the Board of Directors of ORCG, Inc. and ASFG, Inc. Mr. Adams graduated cum laude with a JD degree from the University of Chicago and earned an MBA with highest honors from the Carlson School of Management at the University of Minnesota.

The Company’s directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company’s officers are appointed by the Board of Directors and serve at the discretion of the Board. None of the current officers of DTLL, Inc. has an employment agreement with the Company.

All directors and officers resigned effective 1/1/05 in connection with the acquisition of the GSPI license.

Audit Committee/Financial Expert

As of December 31, 2004 the Company did not have an audit committee. Pursuant to Section 3(a)(58)(B) of the Securities Exchange Act of 1934, as amended, the Company’s entire Board of Directors served as the audit committee. The Company believes that all of its directors then in office — Messrs. Felten, Krosschell and Adams — qualify as audit committee financial experts due to their professional experience. None of the said directors was independent. The designation of Messrs. Felten, Krosschell and Adams as the audit committee financial experts does not impose on them any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such persons as a member of the Board of Directors in the absence of such designation or identification.

Code of Ethics

The Company’s officers have signed the Company’s Code of Ethics. The Code addresses such topics as acting with honesty and integrity, avoiding conflicts of interest, providing full, fair, timely and accurate disclosure to the SEC and in other public communications and compliance with rules and regulations of governmental and public regulatory agencies. The Code is attached as Exhibit 14 to this Form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company during the seven-month period ended December 31, 2004, all Section 16(a) filing requirements applicable to Insiders were complied with.

Item 10.	Executive Compensation

The following table sets forth certain information regarding compensation paid during the seven-month period ended December 31, 2004 and each of the Company’s last two prior fiscal years to the person serving as Chief Executive Officer during those fiscal periods. No other persons serving as executive officers of the Company during the seven-month period ended December 31, 2004 received total salary and bonus compensation in excess of $100,000.

Executive Compensation Table

			Annual Compensation		Long Term Compensation

Name and Principal Position		Fiscal Period	Salary	Bonus	Underlying Options	All Other Compensation

Russell Felten (1)	Year End May 31,	2003	$1,500	—	—	—
Chief Executive Officer	Year End May 31,	2004	$6,000	5,000	—	—
	7 Month End Dec.	2004	$3,500	5,000
(1)	Elected as Chief Executive Officer as of March 20, 2003, upon consummation of the sale of assets to DRIA, LLC. Mr. Felten receives a monthly salary of $500.

Option/SAR Grants in Last Fiscal Year

The following table sets forth information regarding stock options granted to the Chief Executive Officer during the seven-month period ended December 31, 2004. The Company has not granted stock appreciation rights.

NAME	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise of Base Price ($/sh)	Expiration Date

Russell G. Felten, CEO	16,666	7.8%	2.14	08/26/2014
	25,000	11.6%	1.40	09/30/2014
	30,000	14.0%	0.01	12/13/2014

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

The following table provides information related to the exercise of stock options during the seven-month period ended December 31, 2004 by the Chief Executive Officer and the number and value of options held at fiscal year end by the Chief Executive Officer:

NAME	Shares Acquired On Exercise (#)	Value Realized	Number of Unexercised Securities Underlying Option/SARs At FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs At FY-End ($) Exercisable/Unexercisable(1)

Russell G. Felten, CEO	909	$ 2,554	192,943/0	$489,599/0

(1)

Value of exercisable/unexercisable in-the-money options is equal to the difference between the market price of the Common Stock at fiscal year end and the option exercise price per share multiplied by the number of shares subject to options. The closing sale price as of December 31, 2004 on the OTC Bulletin Board was $3.25.

Director Compensation

Since the sale of DTLL, Inc.’s assets in March of 2003, the Company’s board consists of only three directors. Each of the three directors currently receives a fee of $1,500 per month plus $500 for each board meeting attended. For the seven-month period ended December 31, 2004 accruals for one-time bonus payments were made for the following amounts: Russ Felton $25,000, Edward Adams $20,000, and Tom Krosschell $15,000. These one-time bonus payments were subsequently satisfied in January of 2005 following the close of the current reporting period.

Employment Contracts

The Company did not have any written employment agreements with its officers during the seven months ended December 31, 2004. Russell G. Felten, Thomas A. Krosschell and Edward S. Adams, as officers of the Company, each receive compensation in the amount of $500 per month for their services. For the seven-month period ended December 31, 2004 accruals for one-time bonus payments to each of the three officers totaling $60,000 were recorded. These one-time bonus payments were subsequently satisfied in January of 2005 following the close of the current reporting period.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Common Stock beneficially owned as of the seven-month period ended December 31, 2004, by each person or entity known by the Company to be the beneficial owner of more than 5% of the Company’s common stock, by each executive officer of the Company named in the Summary Compensation table, by each current director of the Company and by all directors and executive officers (including the named individuals) as a group. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class

Common	Stephen C. Roberts, MD 1650 West 82nd Street, Suite 1200 Bloomington, MN 55431	50,000		6.1%

Common	Raymond James & Associates 880 Victoria Drive Eden Prairie, MN 55347	40,571		4.9%

Common	Thomas A. Krosschell 8911 Victoria Drive Eden Prairie, MN 55347	212,092	Shares (1)	20.8%

Common	Edward S. Adams 2810 West 49th Street Minneapolis, MN 55409	176,666	Shares (2)	17.7%

Common	Russell G. Felten 8054 Erie Spur Chanhassen, MN 55317	196,243	Shares (3)	12.4%

Common	Officers and Directors as a group (3 persons)	585,001	Shares (4)	42.3%

(1)

Includes 171,666 shares of Common Stock issuable upon the exercise of options and warrants presently exercisable or exercisable within the next 60 days by Mr. Krosschell and 21,277 shares of common stock issuable upon exercise of warrants as of 12/31/04 that subsequently expired without exercise on 03/01/05.

(2)	Includes 171,666 shares of Common Stock issuable upon the exercise of options and warrants presently exercisable or exercisable within the next 60 days by Mr. Adams.
(3)

Includes 21,277 shares of Common Stock issuable upon exercise of a warrant by Mr. Felten’s spouse as of 12/31/04 that subsequently expired without exercise on 03/01/05, 171,666 shares of Common Stock issuable upon the exercise of options and warrants presently exercisable or exercisable within the next 60 days by Mr. Felten and 2,391 shares of Common Stock held by Mr. Felten’s spouse. Mr. Felten shares voting and investment power with his spouse.

(4)	Includes 557,552 shares of Common Stock issuable upon exercise of options and warrants of officers and directors as a group presently exercisable or within 60 days of such date.

As of December 31, 2004, the Company had an agreement in principle with GelStat Corporation whereby GelStat would acquire control of the Company as a result of receipt of shares of the Company in consideration of transfer of an exclusive license for GelStat technology. That transaction was actually consummated in January 2005.

Equity Compensation Plans

The following table provides information as of December 31, 2004 about the Company’s equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

	(a)	(b)	(c)

Equity compensation plans approved by	224,998	$ 1.06	8,136
security holders

Equity compensation plans not	386,331	$ .69	undetermined
approved by security holders/
discretionary warrants

Total	611,329	$ .83	8,136

The Company has in the past and may in the future grant warrants to consultants and non-employee directors at prices and on terms determined by the Board of Directors in its discretion. The grant of warrants is not done pursuant to any written plan considered by the shareholders, rather each warrant is a separate written agreement. In 2000, 63,831 five-year warrants were granted, each having an exercise price of $.47 per share. An additional 75,000 warrants were issued in September 2002 and expire in 2007, each having an exercise price of $1.01 per share. An additional 75,000 warrants were issued in October 2003 and expire in 2013, each having an exercise price of $0.75 per share. An additional 75,000 warrants were issued in October 2004 and expire in 2014, each having an exercise price of $1.40 per share. An additional 60,000 warrants were issued in October 2004 and were exercised in December 2004 at a price of $0.01 per share. An additional 7,500 warrants were issued in November 2004 and expire in 2014, each having an exercise price of $0.01 per share. An additional 90,000 warrants were issued in December 2004 and expire in 2014, each having an exercise price of $0.01 per share.

Item 12.	Certain Relationships and Related Transactions

During the seven-month period ended December 31, 2004 and the fiscal year ended May 31, 2004 the Company has not entered into any material transactions with an officer, director, or a beneficial owner of 5% or more of the Company’s common stock, except as follows:

After the sale of the Company’s assets, the Company entered into an agreement with Oak Ridge Financial Services Group, Inc., pursuant to which up to $250,000 of DTLL, Inc.’s cash could be invested by Oak Ridge Financial Services Group, Inc., which received 20% of any profits made through such investments. The agreement was terminated in March of 2004. Director Edward Adams is the Vice Chairman of Oak Ridge Capital Group, Inc. (NASDAQ NMS: ORCG), the parent company of Oak Ridge Financial Services Group, Inc., f/k/a Equity Securities Investments, Inc. On February 11, 2005 the account was closed and the balance transferred to DTLL, effectively terminating the investment management relationship.

On January 12, 2004 the Company entered into a credit line agreement with Card Acquisition, LLC (“Card Acquisition”), pursuant to which the Company agreed to provide to Card Acquisition a credit line of up to $150,000. Each loan made under the credit line will bear an annual interest rate of 15%. Unless terminated earlier by the Company, the agreement will expire on May 7, 2005. Card Acquisition will use the loans to acquire certain non-performing consumer debt and will repay the loan out of the collection of such debt. Card Acquisition is obligated to pay to Oak Ridge Financial Services Group, Inc. an aggregate amount of $10,000 for services rendered in connection with the establishment of this business relationship. On December 13, 2004 all obligations including principal advances and accrued interest pursuant to this agreement were paid to the Company in full.

On May 20, 2004, the Company filed a Form 8-K, announcing that the Company signed a letter of intent with Apollo Diamond, Inc. and Apollo Nano-Diamond Corporation to enter into a Cooperative Technology Agreement. Director Edward S. Adams is a shareholder and acting officer of Apollo Diamond, Inc. Mr. Adams does not participate in any decisions of the Company’s board as far as the Company’s business relationship with Apollo Diamond, Inc. is concerned. The Company’s board formed a special committee consisting of Messrs. Felten and Krosschell that is authorized to take any actions the board would be authorized to take with regard to the relationship with Apollo Diamond, Inc. On October 15, 2004, DTLL, Inc. (the “Company”) announced in a press release the termination of the Company’s Letter of Intent with Apollo Diamond, Inc., and Apollo Nano-Diamond Corporation to enter into a Cooperative Technology Agreement.

DTLL currently shares office and laboratory space and receives administrative and support services from GelStat Corporation, its largest beneficial shareholder. DTLL pays GelStat a fee of $25,000 per month for the space and service pursuant to an Administrative Services Agreement (which is filed as an exhibit to this report on Form 10-KSB). The fee is subject to review and adjustment at the request of DTLL, but not more often than 2 times per year. The Agreement continues indefinitely until terminated by a party or by its terms in certain events.

Item 13.	Exhibits and Reports on Form 8-K

Exhibits:

See Exhibit Index following the Financial Statements.

Reports on Form 8-K:

All information required to be disclosed on a report on a Form 8-K during the period covered by this Form 10-KSB has been disclosed on a Form 8-K.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The following fees were billed by Olsen Thielen & Co., LTD for services rendered for the seven-month period ended December 31, 2004 and the fiscal year May 31, 2004:

	Seven-months ended December 31, 2004	FY ended May 31, 2004

Audit Fees	$26,100	30,100

Audit-Related Fees	—	—

Tax Fees	3,500	4,400

All Other Fees	—	—

Audit fees are for professional services rendered and expenses incurred for the audit of the Company’s annual financial statements and review of financial statements included in our Forms 10-KSB and 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings with the Securities and Exchange Commission.

Tax fees include fees for services provided and expenses incurred in connection with tax compliance and tax advice.

Pre-Approval Policies and Procedures

Pursuant to Section 10A(h) and (i), the Company’s Board of Directors, acting as the Audit Committee, is required to pre-approve all audit and non-audit services performed by the Company’s independent auditors in order to assure that the provision of such services does not impair the auditor’s independence.

The Board of Directors has not formally adopted a policy for pre-approval of all audit and non-audit services by its independent auditors, but does approve all audit and permitted non-audit services to be performed for the Company by its independent auditors.

The Company’s Board of Directors has considered whether provision of the above non-audit services is compatible with maintaining Olsen Thielen & Co., LTD’s independence and has determined that such services have not adversely affected Olsen Thielen & Co., LTD’s independence.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTLL, INC.

Dated: March 30, 2005	By:	/s/ Stephen C. Roberts, MD

Stephen C. Roberts, MD, Chief Executive Officer & Sole Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities, and on the dates indicated.

Dated: March 30, 2005	By:	/s/ Stephen C. Roberts, MD

Stephen C. Roberts, MD, Chief Executive Officer & Sole Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
DTLL, Inc.
Bloomington, Minnesota

We have audited the accompanying balance sheet of DTLL, Inc. as of December 31, 2004 and May 31, 2004, and the related statements of operations, stockholders’ equity and cash flows for the seven months ended December 31, 2004 and each of the two years in the period ended May 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DTLL, Inc. as of December 31, 2004 and May 31, 2004, and the results of its operations and its cash flows for the seven months ended December 31, 2004 and for each of the two years in the period ended May 31, 2004, in conformity with U.S. generally accepted accounting principles.

/S/   Olsen, Thielen & Co., Ltd.
St. Paul, Minnesota
March 29, 2005

DTLL, INC.
BALANCE SHEET
AS OF DECEMBER 31, 2004 AND MAY 31, 2004

	December 31, 2004	May 31, 2004
ASSETS:

CURRENT ASSETS:
Cash and Cash Equivalents	$499,505	$519,105

Accounts Receivable	600	—
Notes Receivable	—	153,446

Total Current Assets	500,105	672,551

TOTAL ASSETS	$500,105	$672,551

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts Payable	$222	$222
Accrued Expenses	63,504	6,059

Total Current Liabilities	63,726	6,281

STOCKHOLDERS’ EQUITY:
Undesignated stock – $.01 par value; 50,000,000 shares authorized;
No shares Issued or Outstanding	—	—
Common stock – $.01 par value; 50,000,000 shares authorized;
824,474 and 763,565 shares issued and outstanding	8,245	7,636
Additional Paid-in Capital	1,928,744	1,578,485
Accumulated Deficit	(1,500,610)	(919,851)

Total Stockholders’ Equity	436,379	666,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$500,105	$672,551

The accompanying notes are an integral part of the financial statements.

DTLL, INC.
STATEMENT OF OPERATIONS
FOR THE SEVEN MONTHS ENDED DECEMBER 31, 2004 AND YEARS ENDED MAY 31, 2004 AND 2003

	7 Months Ended December 31, 2004	Year Ended May 31, 2004	Year Ended May 31, 2003
SALES	$—	$—	$4,845,435

COST OF SALES	—	—	3,646,782

GROSS PROFIT	—	—	1,198,653

EXPENSES
Marketing	—	—	630,010
General & Administrative	593,373	229,748	976,317

TOTAL EXPENSES	593,373	229,748	1,606,327

LOSS FROM OPERATIONS	(593,373)	(229,748)	(407,674)

OTHER INCOME (EXPENSE)
Interest Income (Expense)	12,152	4,728	(11,197)
Other Income	462	—	(1,930)
Loss on Sale to DRIA, LLC	—	—	(4,544)
Loss on Sale of Markatable Securities	—	(11,805)	(2,022)

Net Other Income and (Expense)	12,614	(7,077)	(19,693)

LOSS BEFORE INCOME TAXES	(580,759)	(236,825)	(427,367)

INCOME TAX BENEFIT	—	—	(36,309)

NET LOSS	$(580,759)	$(236,825)	$(391,058)

Basic Net Loss Per Common Share	$(0.76)	$(0.31)	$(0.49)

Diluted Net Loss Per Common Share	$(0.76)	$(0.31)	$(0.49)

Average Common Shares Outstanding
Basic	765,253	763,565	801,065
Diluted	765,253	763,565	801,065

The accompanying notes are an integral part of the financial statements.

DTLL, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SEVEN MONTHS ENDED DECEMBER 31, 2004 AND THE YEARS ENDED MAY 31, 2004 AND 2003

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE on May 31, 2002	813,565	$8,136	$1,628,485	$(291,968)	$1,344,653

Repurchase of Stock	(50,000)	$(500)	$(50,000)		$(50,500)

Net Loss				(391,058)	(391,058)

BALANCE on May 31, 2003	763,565	$7,636	$1,578,485	$(683,026)	$903,095

Net Loss				(236,825)	(236,825)

BALANCE on May 31, 2004	763,565	7,636	1,578,485	(919,851)	666,270

Options and Warrants Exercised	60,909	609	928		1,537
Net Loss				(580,759)	(580,759)
Compensation Expense on
Warrants Issued			349,331		349,331

BALANCE on December 31, 2004	824,474	$8,245	$1,928,744	$(1,500,610)	$436,379

The accompanying notes are an integral part of the financial statements.

DTLL, INC.
STATEMENT OF CASH FLOWS
FOR THE SEVEN MONTHS ENDED DECEMBER 31, 2004 AND YEARS ENDED MAY 31, 2004 AND 2003

	7 Months Ended December 31, 2004	Year Ended May 31, 2004	Year Ended May 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(580,759)	$(236,825)	$(391,058)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation and Amortization	—	—	121,051
Loss on Sale to DRIA, LLC	—	—	4,544
Loss on Disposal of Fixed Assets	—	—	8,490
Loss on Sale of Marketable Securities	—	11,805	2,022
(Purchases) of Marketable Securities, Net	—	(62,660)	48,833
Compensation Expense on Warrants Issued	349,331	—	—
Changes in Net Assets and Liabilities:
Accounts Receivable	(600)	—	(50,933)
Income Tax Receivable	—	30,977	300
Inventories	—	—	(93,752)
Prepaid Expenses	—	6,701	8,003
Accounts Payable	—	(5,748)	168,232
Deferred Income Taxes	—	—	(36,609)
Accrued Expenses	57,445	(18,941)	(34,239)

Net Cash Used By Operating Activities	(174,583)	(274,691)	(245,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale to DRIA, LLC	—	—	1,300,772
Purchase of Property and Equipment	—	—	(105,643)
Notes Receivable (Issued) Paid	153,446	(153,446)	—

Net Cash Provided by (Used In) Investing Activities	153,446	(153,446)	1,195,129

CASH FLOWS FROM FINANCING ACTIVITIES:
Prinicipal Payments on Long-Term Debt	—	—	(36,999)
Proceeds from Line of Credit	—	—	937
Retirement of Common Stock	—	—	(50,500)
Common Stock Issued	1,537	—	—

Net Cash Provided by (Used in) Financing Activities:	1,537	—	(86,562)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,600)	(428,137)	863,451

CASH AND CASH EQUIVALENTS at Beginning of Period	519,105	947,242	83,791

CASH AND CASH EQUIVALENTS at End of Period	$499,505	$519,105	$947,242

SUPPLEMENTAL CASH FLOW INFORMATION
Change in Property and Equipment from
Increase in Accounts Payable	$—	$—	$(50,750)
Cash Paid During the Period for:
Interest	$—	$—	$12,375
Income taxes	$—	$(30,977)	$—

The accompanying notes are an integral part of the financial statements.

DTLL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sale of Assets

On March 20, 2003, the Company’s shareholders approved the sale of substantially all of its assets to DRIA, LLC, based on an asset purchase agreement dated November 1, 2002. Under the asset purchase agreement, DRIA, LLC purchased substantially all of the Company’s assets and assumed outstanding obligations and liabilities of the Company (with the exception of the Company’s income tax receivable and deferred income taxes). In exchange for the net assets sold, the Company received $1,300,772 of cash. DRIA, LLC also assumed the Company’s operating lease obligations and employment contracts as part of the asset sale transaction. The Company ceased operating its business as of the close of business on March 20, 2003.

The assets sold and liabilities that were assumed are as follows:

Accounts Receivable	$806,676
Inventories	760,863
Prepaid Expenses	24,047
Property and Equipment, Net	581,400
Accounts Payable	(622,001)
Accrued Expenses	(6,843)
Line of Credit Note Payable	(238,826)

Net Assets Sold	1,305,316
Cash Received	(1,300,772)

Loss on Sale of Assets	$4,544

Nature of Business

The long range goals for the Company consists of bringing to market a line of effective prescription pharmaceutical products leveraging what GelStat has discovered in over-the counter applications. The exact impact of these changes cannot be predicted at this time. Management believes that the acquisition of the GS Pharma, Inc. license will lead to future operating revenues as the licensed technology is further developed.

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

DTLL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company’s revenues in fiscal 2003 prior to the asset sale consisted of product sales and billings for freight and handling charges. The Company recognized revenue from the sale of products and the associated freight and handling charges when the product was shipped and the risk of ownership was transferred to the customer.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0 for the seven month period ended December 31, 2004 and for the year ended May 31, 2004 and $75,906 for the year ended May 31, 2003.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expense was $0 for the seven-month period ended December 31, 2004 and for the year ended May 31, 2004 and $7,789 for the year ended May 31, 2003.

Net Loss per Common Share

Basic net loss per share is based on the weighted average number of common shares outstanding during each year. Diluted net loss per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of loss per share for the seven-month period ended December 31, 2004 and the years ended May 31, 2004 and 2003 is as follows:

	7 Month Period Ended December 31, 2004		Year Ended May 31, 2004		Year Ended May 31, 2003
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net Loss	$(580,759)	$(580,759)	$(236,825)	$(236,825)	$(391,058)	$(391,058)

Average Shares Outstanding	765,253	765,253	763,565	763,565	801,065	801,065

Effect of dilutive securities:
Options *	—	—	—	—	—	—
Warrants *	—	—	—	—	—	—

Equivalent shares	765,253	765,253	763,565	763,565	801,065	801,065

Loss per Share	$(0.76)	$(0.76)	$(0.31)	$(0.31)	$(0.49)	$(0.49)

*	All potential common shares are anti-dilutive for the seven month period ended December 31, 2004 and for the years ended May 31, 2004 and 2003 and are excluded from this calculation.

DTLL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation

The Company has a stock option plan that allows issuance of stock options to directors and key employees. These plans are described more fully in Note 6. The Company has elected to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with its employees and directors. If the Company had elected to recognize compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123 (see Note 6), net loss and net loss per share would have been as follows:

	7 Months Ended December 31, 2004	Year Ended May 31, 2004	Year Ended May 31, 2003
Net Loss as Reported	$(580,759)	$(236,825)	$(391,058)

Add: Stock Based Compensation
Expense Included in Net Loss	349,331	—	—

Less: Total Stock Based Employee
Compensation Expense Determined
Under The Fair Value Method for All Awards	(539,123)	(103,877)	(110,480)

Proforma Net Loss	$(770,551)	$(340,702)	$(501,538)

Basic Net Loss per Share:
As Reported	$(0.76)	$(0.31)	$(0.49)
Proforma	(1.01)	(0.45)	(0.63)

Diluted Net Loss per Share:
As Reported	$(0.76)	$(0.31)	$(0.49)
Proforma	(1.01)	(0.45)	(0.63)

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments. The Company places its cash investments with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts that, at times, exceed the federally insured limits. The Company has not experienced losses in these accounts and does not believe it is exposed to any significant credit risk.

Financial Instruments

The fair value of the Company’s financial instruments approximates carrying value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at

DTLL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fair value on the date of grant, and to be expensed over the applicable vesting period. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense for any awards that are not fully vested as of the effective date. Compensation awards for the unvested awards will be measured based on fair market value of the awards previously calculated in developing the pro forma disclosures in accordance with provisions of SFAS No. 123. The Company is currently addressing the impact of adopting SFAS 123(R) to its results of operations.

NOTE 2 – CHANGE IN FISCAL YEAR END

By resolution of the Board of Directors the decision was made that effective December 31, 2004, the fiscal year end was changed from May 31 to December 31. As a result of this change, a seven-month transition period ended December 31, 2004 is reported. Condensed comparative financial data for the seven months ended December 31, 2004 and 2003, is summarized below.

Seven Months Ended December 31,	2004	(Unaudited) 2003

Sales	$0	$0
Gross profit	0	0
Selling, general and administrative expenses	593,373	130,146
Other income	(12,614)	(6,386)

Net Loss	$(580,759)	$(123,760)

Net Loss per common share:
Basic	$(0.76)	$(0.16)
Diluted	$(0.76)	$(0.16)

NOTE 3 – INVESTMENT SECURITIES

All readily marketable investments in equity securities are classified as trading. Investments classified as trading are reported at fair value with unrealized gains and losses included in income. As of December 31, 2004 and May 31, 2004, the Company held no securities.

Realized losses on sales of trading securities for the seven-month period ended December 31, 2004 were $0 as compared to $15,592 for the fiscal year ended May 31, 2004. For the year ended May 31, 2003, the Company had realized gains of $1,765.

DTLL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES RECEIVABLE

On January 12, 2004 the Company entered into a credit line agreement with Card Acquisition, LLC (“Card Acquisition”), pursuant to which the Company agreed to provide to Card Acquisition a credit line of up to $150,000. Each loan made under the credit line will bear an annual interest rate of 15%. Unless terminated earlier by the Company, the agreement will expire on May 7, 2005. Card Acquisition will use the loans to acquire certain non-performing consumer debt and will repay the loan out of the collection of such debt. The Company received a promissory note of up to $150,000 dated January 9, 2004 to evidence the credit line. Any loans to be made under the agreement are secured by a security interest in the consumer debt acquired with the respective loan pursuant to a security agreement dated January 9, 2004. On January 22, 2004, the Company provided a loan of $33,000 to Card Acquisition pursuant to the agreement. Interest has been accrued from the date of the loan to May 31, 2004. On April 26, 2004, the Company provided an additional loan of $117,000 to Card Acquisition pursuant to the agreement. On December 13, 2004 all obligations including principal advances and accrued interest pursuant to this agreement were paid to the Company in full.

NOTE 5 – INCOME TAXES

Income tax expense consists of the following:

	7 Months Ended December 31,	Year Ended May 31
	2004	2004	2003
Current:
State	$—	$—	$300
Deferred	(139,880)	(51,162)	(90,511)
Increase in Valuation Allowance	139,880	51,162	53,902

Total Income Tax Benefit	$—	$—	$(36,309)

The provision for income taxes varied from the federal statutory rate as follows:

	7 Months Ended December 31,	Year Ended May 31
	2004	2004	2003
Federal Tax at Statutory Rate	34.0%	34.0%	34.0%
State Income Taxes, Net of Federal Benefit	6.7	6.0	4.0
Non Deductible Expenses	(0.3)	(0.2)	(0.3)
Valuation Allowance	(24.1)	(21.6)	(12.6)
Effect of Graduated Tax Rates	(19.1)	(18.9)	(18.7)
Other	2.8	0.7	(2.1)

Effective Tax Rate	0.0%	0.0%	8.5%

DTLL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES (Continued)

The components of deferred income taxes are as follows:

	December 31,	May 31
	2004	2004	2003
Noncurrent Deferred Tax Assets:
Operating Loss Carryforwards	$150,717	$95,446	$44,682
Compensation on Stock Warrants	88,387	6,864	6,864
Other	5,840	2,754	2,356

Gross Deferred Tax Assets	244,944	105,064	53,902
Less Valuation Allowance	(244,944)	(105,064)	(53,902)

Net Noncurrent Deferred Tax Asset	0	0	0

The Company has net operating loss carryforwards as of December 31, 2004 of $708,000 and $535,000 that can be used to offset future federal and state taxable income respectively. If not utilized these carryforwards will expire beginning in 2024.

NOTE 6 — STOCK OPTIONS AND WARRANTS

The Company has a stock option plan, which allows issuance of stock options to officers, key employees and consultants of the Company. The exercise price for each option is to be no less than 100% of the fair market value of the common stock on the day the option is granted. Options under this plan have a term of ten years. A total of 234,043 shares of common stock have been reserved for this plan. As of December 31, 2004 8,136 remained available to be issued under this plan.

The Company follows the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” but applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with its employees which are non-compensatory.

Compensation expense for stock warrants issued to employees where the exercise price was lower than the fair market value of the stock at the measurement date and warrants issued to non-employee consultants were based on a calculation of the fair value of the options and warrants issued using the intrinsic value method for compensatory warrants issued to employees and the Black-Scholes option pricing model for non-employee consultants. The Company recognized $349,331 of compensation expense for the seven-month period ended December 31, 2004. The compensation expense recorded is included in General and Administrative expense on the Company’s statement of operations.

DTLL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – STOCK OPTIONS AND WARRANTS (Continued)

The following summarizes transactions for stock options and warrants for the seven-month period ended December 31, 2004 and the years ended May 31, 2004, and 2003.

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price

Outstanding at May 31, 2002	19,279	$1.03	63,831	$0.47

Issued	75,000	1.01	75,000	1.01
Cancelled	(17,151)	1.03	—	—

Outstanding at May 31, 2003	77,128	$1.01	138,831	$0.76

Issued	150,000	0.50	75,000	0.75
Cancelled	(75,000)	1.01	—	—

Outstanding at May 31, 2004	152,128	0.51	213,831	0.76

Exercised	(909)	1.03	(60,000)	0.01
Issued	74,998	2.19	232,500	0.46
Cancelled	(1,219)	1.03	—	—

Outstanding at December 31, 2004	224,998	$1.06	386,331	$0.69

All stock options and warrants are fully vested and currently exercisable as of December 31, 2004. The weighted average fair value of options and warrants granted during the seven-month period ended December 31, 2004 was $1.75. The weighted average fair value of options and warrants granted during the fiscal years ended May 31, 2004 and 2003 were $.46 and $.74 respectively. The weighted average remaining life of all options and warrants outstanding at December 31, 2004 was 5.95 years.

The following table summarized the status of options and warrants outstanding at December 31, 2004:

Range of Exercise Prices	Shares	Weighted Remaining Life	Weighted Average Exercise Price

Options
$ 0.25	75,000	3.78	$ 0.25
$ 0.75	75,000	3.59	$ 0.75
$ 2.14	49,998	9.50	$ 2.14
$ 2.30	25,000	4.50	$ 2.30
Warrants
$ 0.01	97,500	9.60	$ 0.01
$ 0.47	63,831	0.08	$ 0.47
$ 0.75	75,000	8.59	$ 0.75
$ 1.01	75,000	2.55	$ 1.01
$ 1.40	75,000	9.58	$ 1.40

The Company follows the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” but applies APB Opinion No.25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with its employees.

DTLL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – STOCK OPTIONS AND WARRANTS (Continued)

If the Company had elected to recognize compensation cost for its stock based transactions with employees using the method prescribed by SFAS No. 123, net loss and loss per share would have been as follows:

	7 Months Ended December 31, 2004	Year Ended May 31, 2004	Year Ended May 31, 2003
Net Loss as Reported	$(580,759)	$(236,825)	$(391,058)

Add: Stock Based Compensation
Expense Included in Net Loss	349,331	—	—

Less: Total Stock Based Employee
Compensation Expense Determined
Under The Fair Value for All Awards	(539,123)	(103,877)	(110,480)

Proforma Net Loss	$(770,551)	$(340,702)	$(501,538)

Basic Net Loss per Share:
As Reported	$(0.76)	$(0.31)	$(0.49)
Proforma	(1.01)	(0.45)	(0.63)

Diluted Net Loss per Share:
As Reported	$(0.76)	$(0.31)	$(0.49)
Proforma	(1.01)	(0.45)	(0.63)

The fair value of the options and warrants granted was estimated using the Black-Scholes option pricing model, using the following assumptions:

	7 Months Ended December 31, 2004	Year Ended May 31,
		2004	2003
Risk-Free Interest Rate	3.95%	3.21%	4.26%
Expected Life	8.6 Years	6.7 Years	5 Years
Expected Volatility	95.79%	93.07%	92.38%
Dividend Yield	0.00%	0.00%	0.00%

NOTE 7 – RELATED PARTY TRANSACTIONS

In 2003 the Company entered into an agreement with Oak Ridge Financial Services Group, Inc. for investment management services for a portion of its cash. Oak Ridge Financial Services Group, Inc. will receive up to 20% of profits for their services. Oak Ridge Financial Group Inc. is a subsidiary of Oak Ridge Capital Group, Inc. Director Edward Adams is the Vice Chairman of Oak Ridge Capital Group, Inc. (NASDAQ NMS: ORCG), the parent company of Oak Ridge Financial Services Group, Inc., f/k/a Equity Securities Investments, Inc. On February 11, 2005, the account was closed and the balance transferred to DTLL, effectively terminating the investment management relationship.

DTLL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – SUBSEQUENT EVENT

On January 5, 2005, DTLL issued 12.5 million shares of its common stock to GS Pharma, Inc (“GSPI”), a wholly-owned subsidiary of GelStat Corporation (“GelStat”), pursuant to a Contribution and Stock Acquisition Agreement, by and between GSPI and DTLL, in exchange for rights to an exclusive license for provisional patents, patent applications and other intellectual property related to the business of GelStat. It is anticipated that DTLL’s business will consist of development and marketing of prescription-only pharmaceutical products under the licensed patents.

Also subsequent to December 31, 2005, DTLL entered into an agreement to share office and laboratory space and receive administrative and support services from GelStat Corporation. DTLL will pay GelStat a fee of $25,000 per month for services pursuant to an Administrative Services Agreement. The fee is subject to review and adjustment at the request of DTLL, but not more often than 2 times per year. The Agreement continues indefinitely until terminated by a party or by its terms in certain events.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-KSB

For the Seven-month Period Ended December 31, 2004

DTLL, INC.

Exhibit	Description
Exhibit 2.1	Agreement and Plan of Reorganization by and among Apollo Diamond, Inc. and Dental Resources, Inc. (Incorporated by reference to Exhibit 2.1 to Company’s Annual Report on Form 10-KSB filed on August 29, 2001.)
Exhibit 2.2	Asset Purchase Agreement dated as of November 1, 2002 between the Company, DRIA, LLC, and Mycone Dental Supply, Co., Inc., a New York corporation (Incorporated by reference to Annex B on pages B-1 through B-55 to the Company’s Definitive Proxy Statement filed on February 12, 2003.)
Exhibit 2.3	Contribution and Stock Acquisition Agreement (Incorporated by reference to Exhibit 2.4 to Company’s Quarterly Report on Form 10-QSB filed on January 19, 2005.)
Exhibit 2.4	Exclusive License Agreement with GS Pharma, Inc. (Incorporated by reference to Exhibit 2.4 to Company’s Quarterly Report on Form 10-QSB filed on January 19, 2005.)
Exhibit 3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Annex A on pages A-1 through A-3 to the Company’s Definitive Proxy Statement filed February 12, 2003.)
Exhibit 3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-KSB filed August 29, 2002.)
Exhibit 10.1	Investment Banking Agreement with Equity Securities Investments, Inc. (Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Company’s Annual Report on Form 10-KSB filed on February 7, 2003.)
Exhibit 10.2	Charlie Bull Royalty Agreement (Incorporated by reference to Exhibit 10.3 to Company’s Annual Report on Form 10-KSB filed August 29, 2002.)
Exhibit 10.3	Douglas Murphy Employment Contract (Incorporated by reference to Exhibit 10.5 to Company’s Annual Report on Form 10-KSB filed August 29, 2002.)*
Exhibit 10.4	William Murphy Employment Contract (Incorporated by reference to Exhibit 10.6 to Company’s Annual Report on Form 10-KSB filed August 29, 2002.)*
Exhibit 10.5	Bryan Nichols Employment Contract (Incorporated by reference to Exhibit 10.7 to Company’s Annual Report on Form 10-KSB filed August 29, 2002.)*
Exhibit 10.6	Administrative Services Agreement**
Exhibit 11	Statement Regarding Computation of Earnings per Share**
Exhibit 14	Code of Ethics**
Exhibit 23.1	Auditors Consent for Incorporation of Audited Financials in Form S-8 (SEC File 333-115783)**
Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
Exhibit 32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
Exhibit 32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

_________________

  *   Management Contract
**  Filed Herewith.