Form 10QSB
period 2005-03-31
DTLL INC
filed 2005-05-16
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   ------------------------------------------
                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission File Number: 0-30608

                                   DTLL, INC.
        (Exact name of small business issuer as specified in its charter)


          MINNESOTA                                      41-1279182
          ---------                                      ----------
(State or other jurisdiction of           I.R.S. Employer Identification No.)
 incorporation or organization)

                              1650 WEST 82ND STREET
                                   SUITE 1010
                          BLOOMINGTON, MINNESOTA 55431

               (Address of principal executive offices) (zip code)

                                 (952) 881-4105
                                 --------------
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Transitional Small Business Disclosure Format   Yes |_|  No |X|

As of March 31, 2005, 13,524,474 shares of the Issuer's Common Stock were outstanding.

                                   DTLL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                      FOR THE QUARTER ENDED MARCH 31, 2005


                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS
               Condensed balance sheets                                        3
               Condensed statements of operations                              4
               Condensed statements of cash flows                              5
               Notes to condensed financial statements                         7

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     ITEM 3.   CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

     ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5.   OTHER INFORMATION

     ITEM 6.   EXHIBITS

SIGNATURES

                                   DTLL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            Condensed Balance Sheets

                                                                    March 31,       December 31,
                                                                      2005             2004
                                                                   (UNAUDITED)       (AUDITED)
                                                                   ------------     ------------
ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                                       $    207,271     $    499,505
   Accounts Receivable                                                       --              600
   Related Party Receivable                                               1,558               --
   Prepaid Expenses                                                     402,173               --
                                                                   ------------     ------------
      Total Current Assets                                              611,002          500,105

Property and Equipment, net                                              42,952               --
                                                                   ------------     ------------
TOTAL ASSETS                                                       $    653,954     $    500,105
                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                                $     13,409     $        222
   Accrued Expenses                                                          --           63,504
                                                                   ------------     ------------
      Total Current Liabilities                                          13,409           63,726
                                                                   ------------     ------------

STOCKHOLDERS' EQUITY
   Common Stock - $.01 par value; 50,000,000 Shares Authorized,
   13,524,474 and 824,474 Shares Issued and Outstanding                 135,245            8,245
   Additional Paid-in Capital                                         2,651,121        1,928,744
   Accumulated Deficit                                               (1,500,610)      (1,500,610)
   Accumulated Deficit from Inception of Development Stage             (645,211)              --
                                                                   ------------     ------------
         Total Stockholders' Equity                                     640,545          436,379
                                                                   ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    653,954     $    500,105
                                                                   ============     ============

See Accompanying Notes to Financial Statements

                                   DTLL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       Condensed Statements of Operations
                                   (Unaudited)

                                                         Three months                    From inception of
                                                             ended       Three months    development stage
                                                           March 31,    ended February   (January 5, 2005)
                                                             2005          29, 2004      to March 31, 2005
                                                         ------------     ------------   -----------------
SALES                                                    $         --     $         --     $         --

COST OF SALES                                                      --               --               --
                                                         ------------     ------------     ------------
GROSS PROFIT                                                       --               --               --

EXPENSES
   General & Administrative                                   236,191           46,405          236,191
   Research & Development                                     409,377               --          409,377
                                                         ------------     ------------     ------------
TOTAL EXPENSES                                                645,568           46,405          645,568
                                                         ------------     ------------     ------------

LOSS FROM OPERATIONS                                         (645,568)         (46,405)        (645,568)

OTHER INCOME (EXPENSE)
   Interest and Dividend Income                                   357            1,038              357
   Realized gains (loss) from Marketable Securities                --              858               --
   Unrealized gains (loss) from Marketable Securities              --           12,844               --
                                                         ------------     ------------     ------------
TOTAL OTHER INCOME (EXPENSE)                                      357           14,740              357

                                                         ------------     ------------     ------------
LOSS BEFORE INCOME TAXES                                     (645,211)         (31,665)        (645,211)

PROVISION FOR INCOME TAXES                                         --               --               --
                                                         ------------     ------------     ------------
NET LOSS                                                 $   (645,211)    $    (31,665)    $   (645,211)
                                                         ============     ============     ============

BASIC NET LOSS PER COMMON SHARE                          $      (0.05)    $      (0.04)    $      (0.05)
                                                         ============     ============     ============

DILUTED NET LOSS PER COMMON SHARE                        $      (0.05)    $      (0.04)    $      (0.05)
                                                         ============     ============     ============

AVERAGE BASIC SHARES OUTSTANDING                           12,647,807          763,565       12,647,807
AVERAGE DILUTED SHARES OUTSTANDING                         12,647,807          763,565       12,647,807

See Accompanying Notes to Financial Statements

                                   DTLL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                            From inception of
                                                            Three months     Three months   development stage
                                                               ended            ended         (January 5,
                                                              March 31,      February 29,       2005) to
                                                                2005             2004        March 31, 2005
                                                            ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                 $   (645,211)    $    (31,655)    $   (645,211)
   Adjustments to Reconcile Net Loss to Net
        Cash Used in Operating Activities:
     Depreciation and Amortization                                99,508               --           99,508
     Realized Gains on Marketable Securities                          --             (858)              --
     Unrealized Gains on Marketable Securities                        --          (12,844)              --
     Stock consideration for research and development            409,377               --          409,377
     Changes in Net Assets and Liabilities:                           --               --               --
       Accounts Receivable                                           600               --              600
       Related Party Receivable                                   (1,558)              --           (1,558)
       Income Taxes Receivable                                        --           30,977               --
       Prepaid Expenses                                          (60,090)          (4,172)         (60,090)
       Accounts Payable                                           13,187           (1,880)          13,187
       Accrued Expenses                                          (63,504)           1,363          (63,504)
                                                            ------------     ------------     ------------
              Net Cash Used In Operating Activities:            (247,691)         (19,069)        (247,691)
                                                            ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Principal Payments on Note Receivable                          --          (33,515)              --
       (Purchases) Sales of Marketable Securities, Net                --             (475)              --
       Purchase of Property and Equipment                        (44,543)              --          (44,543)
                                                            ------------     ------------     ------------
             Net Cash Used In Investing Activities:              (44,543)         (33,990)         (44,543)
                                                            ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       No cash activity                                               --               --               --
                                                            ------------     ------------     ------------
            Net Cash Received From Financing Activities:              --               --               --
                                                            ------------     ------------     ------------

NET DECREASE IN CASH                                            (292,234)         (53,059)        (292,234)

Cash and Cash Equivalents at Beginning of Period                 499,505          630,301          499,505
                                                            ------------     ------------     ------------
Cash and Cash Equivalents at End of Period                  $    207,271     $    577,242     $    207,271
                                                            ============     ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during period for:
     Interest                                                         --               --               --
                                                            ============     ============     ============
     Income taxes                                                     --     $    (30,977)              --
                                                            ============     ============     ============

See Accompanying Notes to Financial Statements

DTLL, INC. (a development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2005 and 2004 (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
DTLL, Inc., f/k/a Dental Resources, Inc. (the "Company" or "DTLL, Inc.") was incorporated in Minnesota in 1976. Until March 20, 2003, the Company was principally engaged in manufacturing and marketing associated groups of dental related products to dentists, dental clinics, hospitals and dental laboratories. On March 20, 2003, the Company's shareholders approved the sale of substantially all of its assets to DRIA, LLC, based on an asset purchase agreement dated November 1, 2002. Under the asset purchase agreement, DRIA purchased substantially all of the Company's assets and assumed the outstanding obligations and liabilities of the Company. The Company ceased operating its business as of the close of business on March 20, 2003. On January 5, 2005, DTLL issued 12.5 million shares of its common stock to a wholly-owned subsidiary of GelStat Corporation ("GelStat") pursuant to a Contribution and Stock Acquisition Agreement in exchange for the exclusive, worldwide license of all rights to the development and commercialization of pharmaceutical (prescription drug) preparations related to GelStat's intellectual property and ongoing research and development work. It is anticipated that DTLL's business will consist of development and marketing of prescription pharmaceutical products.

The Company is a development stage company with no employees. Administrative and management services are provided by GelStat Corporation pursuant to an Administrative Services Agreement. During the period ended March 31, 2005, the Company had no sales and no inventory.

The Company's fiscal year end has been changed from May 31 to December 31. The Company has filed a report on Form 10-KSB for the seven-month transition period ended December 31, 2004

DTLL currently shares office and laboratory space and receives management, administrative and support services from GelStat, its largest beneficial shareholder. DTLL pays GelStat a fee of $25,000 per month for the space and services pursuant to an Administrative Services Agreement. The fee is subject to review and adjustment at the request of DTLL, but not more often than two times per year. The Agreement continues indefinitely until terminated by a party or by its terms in certain events.

Unaudited Financial Statements
The accompanying unaudited condensed financial statements of DTLL have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the transition period ended December 31, 2004.

Inventories
At March 31, 2005, the Company had no inventories.

Intangible Assets
At March 31, 2005, the Company had no intangible assets.

Research and Development Costs
The Company expenses research and development costs as incurred.

Income Taxes
The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance to the extent that realization is not assured.

Management's Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - Development Stage Company

The Company became a development stage company upon the completion of the transaction discussed in note 3. The Company had no sales or inventory during the period ended March 31, 2005. The Company had no dedicated employees during the period ended March 31, but did rely upon the services of various GelStat Corporation personnel, especially Stephen Roberts, Douglas Root and Richard Ringold, all of which are employees of GelStat Corporation. These services are provided pursuant to an Administrative Services Agreement with GelStat Corporation.

To fund its operations to date during the development stage, the Company has issued common stock for cash. The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, i.e., the financial statements contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on generating revenues through sales of products, achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to fund expenses to bring its products to market; however, there can be no assurance that capital will be available or available on terms acceptable to the Company.

NOTE 3 - Transaction

On December 15, 2004, the Company announced the signing of a non-binding Letter of Agreement (LOA) whereby a wholly owned subsidiary of GelStat would receive
12.5 million shares of common stock of DTLL, in exchange for granting DTLL an exclusive, worldwide license of all rights to the development and commercialization of pharmaceutical (prescription drug) preparations related to GelStat's intellectual property and ongoing research and development work. The transaction was consummated on January 5, 2005.

As a result of this transaction, GelStat beneficially owns 12.5 million shares, or approximately 94 percent of the outstanding shares of DTLL, through its wholly owned subsidiary and Stephen Roberts, M.D., GelStat's chairman and CEO, has become president and chief executive officer of DTLL. DTLL intends to change its name to "GS Pharma" and expects to apply for a new trading symbol immediately upon completion of that name change.

The rights to the exclusive license for provisional patents, patent applications and other intellectual property related to the business of GelStat was valued at $409,377. These rights were written off to in-process research and development on the date of acquisition.

NOTE 4 - Related Party Transactions

As discussed in note 1, above, the Company entered into an administrative services agreement with GelStat in January, 2005 pursuant to which GelStat provides DTLL administration services. During the three months ended March 31, 2005, the Company paid $75,000 to GelStat in accordance with this agreement.

The Company also purchased from GelStat, $44,543 of laboratory equipment during the three months ended March 31, 2005. That equipment had previously been acquired by GelStat in preparation for certain preclinical drug development activities now being conducted by DTLL.

NOTE 5 -  NET LOSS PER COMMON SHARE

Basic net loss per share is based on the weighted average number of common shares outstanding during each year. Diluted net loss per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of net loss per share for the three months ended March 31, 2005 and February 29, 2004 and From inception of development stage (January 5, 2005) to March 31, 2005 is as follows:

                                                                                                             From inception
                                                                                                          of development stage
                                       Three months ended                 Three months ended                (January 5, 2005)
                                         March 31, 2005                    February 29, 2004               to March 31, 2005
                                  -----------------------------     -----------------------------     -----------------------------
                                     Basic           Diluted            Basic          Diluted           Basic            Diluted
                                  ------------     ------------     ------------     ------------     ------------     ------------
Net loss                          $   (645,211)    $   (645,211)    $    (31,665)    $    (31,665)    $   (645,211)    $   (645,211)

Average shares outstanding          12,647,807       12,647,807          763,565          763,565       12,647,807       12,647,807

Effect of dilutive securities:
    Options and warrants                    --               --               --               --               --               --
                                  ------------     ------------     ------------     ------------     ------------     ------------

Equivalent shares                   12,647,807       12,647,807          763,565          763,565       12,647,807       12,647,807
                                  ------------     ------------     ------------     ------------     ------------     ------------

Loss per share                    $      (0.05)    $      (0.05)    $      (0.04)    $      (0.04)    $      (0.05)    $      (0.05)
                                  ============     ============     ============     ============     ============     ============

*All potential shares are antidilutive for the three months ended March 31, 2005 and February 29, 2004.

NOTE 6 - Stock Options and Warrants

No stock options or warrants were issued during the three months ended March 31, 2005.

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

If the Company had elected to recognize compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123 net loss and net loss per share would have been as follows:

                                                     Three months ended          From inception of
                                                  -------------------------      development stage
                                                   March 31,    February 29,     (January 5, 2005)
                                                     2005           2004         to March 31, 2005
                                                  ----------     ----------      -----------------
Net loss, as reported                             $ (645,211)    $ (143,153)         $ (645,211)
Stock-based employee compensation
     expense included in net loss                         --             --                  --
Total stock-based employee compensation
     expense determined under fair value-based
     method for all awards                                --       (105,894)                 --
                                                  ----------     ----------          ----------
Pro forma net loss                                $ (645,211)    $ (249,047)         $ (645,211)
                                                  ==========     ==========          ==========

Loss per share:
     Basic and diluted, as reported               $    (0.05)    $    (0.19)         $    (0.05)
                                                  ==========     ==========          ==========
     Basic and diluted, proforma                  $    (0.05)    $    (0.33)         $    (0.05)
                                                  ==========     ==========          ==========

The fair value of the options and warrants granted was estimated using the Black-Scholes option pricing model, using the following assumptions:

                                          2005           2004
                                      ------------   ------------
Risk-Free Interest Rate                   N/A             4.24%
Expected Life                             N/A          10 Years
Expected Volatility                       N/A            92.78%
Dividend Yield                            N/A             0.00%

NOTE  7 - INVESTOR RELATIONS CONTRACT

On January 10, 2005, the Company entered into a twelve month consulting agreement with an investor relations firm for 200,000 shares of common stock and $30,000. The total consideration of $470,000 is being expensed over the twelve-month period of the consulting agreement. The total non-cash portion of this agreement equaled $440,000.

NOTE 8 - LEGAL PROCEEDINGS

The Company is not a party to any existing or pending legal proceedings involving a claim for damages in excess of 10% of the current assets of the Company, nor has its property been the subject of any such proceeding.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

STATEMENTS OTHER THAN CURRENT OR HISTORICAL INFORMATION INCLUDED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS AND ELSEWHERE IN THIS FORM 10-QSB, IN FUTURE FILINGS BY DTLL, INC. (THE "COMPANY" OR "DTLL") WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN DTLL'S PRESS RELEASES AND ORAL STATEMENTS MADE WITH THE APPROVAL OF AUTHORIZED EXECUTIVE OFFICERS, SHOULD BE CONSIDERED "FORWARD-LOOKING STATEMENTS" MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. DTLL WISHES TO CAUTION THE READER NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS.

Introduction

The Company, f/k/a Dental Resources, Inc., was incorporated as a "C" corporation in Minnesota in 1976. It was principally engaged in the manufacturing and distribution of a number of specialized dental products and packaging materials for use by the dental and medical industries until March of 2003. In March 2003 the Company sold substantially all of its operating business for cash. From the March 2003 through December 2004 the only activities of the Company were related to the investment of portions of the proceeds from the sale.

On December 15, 2004, the Company announced the signing of a non-binding Letter of Agreement (LOA) whereby a wholly owned subsidiary of GelStat Corporation would receive 12.5 million shares of common stock of DTLL in exchange for granting DTLL an exclusive, worldwide license of all rights to the development and commercialization of pharmaceutical (prescription drug) preparations related to GelStat's intellectual property and ongoing research and development work. This transaction was consummated on January 5, 2005. As a result, GelStat now beneficially owns 12.5 million shares, or approximately 94 percent of the outstanding shares of DTLL. In connection with the transaction, Stephen Roberts, M.D., GelStat's chairman and CEO, has become president and chief executive officer of DTLL. DTLL intends to change its name to "GS Pharma" and expects to apply for a new trading symbol immediately upon completion of that name change.

Plan of Operation

DTLL operations for the foreseeable future are expected to be limited exclusively to the development of new prescription drugs. DTLL is therefore now a pharmaceutical company engaged in the discovery, development and commercialization of novel therapeutic agents to address unmet patient needs in major disease states. We intend to develop a portfolio of product candidates based on our present lead compounds and the intellectual property rights which have now been acquired by license from GelStat. These compounds and intellectual property rights relate to novel anti-inflammatory compounds we believe to be an appropriate basis for the development of prescription drugs that may be effective in the treatment of various condition related to inflammation. As such, our present research activity is focused primarily in the area of inflammation. Inflammation plays a central role in the pathology of a number of disease states, including autoimmune disease, arthritis, migraine, asthma and many others. In addition, inflammation has recently been found to be associated with certain aspects of heart and vessel disease, neurodegenerative disease and even cancer.

We may evaluate additional compounds on an ongoing basis, but our initial goal is to bring one or more of our initial product candidates through Phase II clinical trials, after which we intend to seek partnerships for the completion of Phase III clinical trials, regulatory approval and marketing.

New drug development is an inherently uncertain, lengthy and expensive process. We focus our research and development efforts on drug candidates we believe have already demonstrated significant indications of efficacy in the disease states or against the disease processes intended to be targeted. Specifically, we intend initially to isolate specific components of the compound or compounds responsible for the observed efficacy of GelStat products. We believe that compounds identified and isolated by GelStat, now exclusively licensed to us for pharmaceutical development, have demonstrated, indirectly, significant efficacy in the treatment of inflammatory disorders generally. We believe that, among other potential applications, these compounds or their derivatives may prove to be especially useful in the treatment of asthma.

We anticipate that cash and equivalents now on hand are sufficient to successfully isolate and characterize the compound or compounds responsible for the observed efficacy of GelStat products. Additional drug development expenses will thereafter primarily relate to the conduct of additional preclinical and clinical work necessary to demonstrate to the satisfaction of the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, that the products are both safe and effective in their respective indications and that they can be produced in a validated consistent manufacturing process. The number, size, scope and timing of the clinical trials necessary to bring a product candidate to development completion and commercialization cannot readily be determined at an early stage, nor, given the timelines of the trials extending over periods of years, can future costs be estimated with precision. Nonetheless, we estimate that approximately $5 million will be required to successfully complete Phase II clinical trials for an initial therapeutic application, and that such trials can be initiated within two years.

Our business strategy is designed to address certain risks of new drug development by shortening the timeline to marketability, and reducing the risk of failure, which is higher with pre-clinical stage products that have not previously demonstrated significant indications of efficacy in the disease states, or against the disease processes, intended to be targeted. Currently, our lead compound is believed to represent a potentially novel and effective anti-inflammatory agent. Given the mortality and morbidity associated with many of the presently existing anti-inflammatory agents, both older Non-Steroidal Anti-Inflammatory Drugs (NSAIDS) and newer COX-II Inhibitors, we anticipate the possibility of an expedited ("fast track") regulatory approval process by the FDA. We also view the potential for early out-license and cooperative development agreements as a potential revenue opportunity that could help defray our operating expenses and potentially some of the costs of our new drug development activities.

Results of Operations

For the quarters ended March 31, 2005 and February 29, 2004, the Company recorded no operating revenues. The lack of operating revenues is attributable to the Company's entry into a development stage company on January 5, 2005 and the sale of all operating assets effective March 2003.

General and administrative expenses increased to $236,191 for the quarter ended March 31, 2005 from $46,505 in 2004, an increase of 408%. The significant increase was related to $97,917 for investor relations costs and $75,000 in management fees paid to GelStat. In addition the Company incurred $409,377 in research and development expense for the quarter ended March 31, 2005 from $0 in 2004. The increase was related to the purchase of in-process R&D from GelStat.

The Company experienced a Net Loss for the quarter ended March 31, 2005 of $645,211 as compared to a Net Loss of $31,665 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash was $207,271 at March 31, 2005, representing a decrease of $292,234 from the cash position of the Company as of December 31, 2004, which was $499,505. The decrease is attributable to increased expenses related to product research and development and the purchase of lab equipment.

In January 2005, DTLL acquired an exclusive license to develop and commercialize prescription drug applications for certain compounds discovered and developed by GelStat. In exchange for the license, DTLL issued 12.5 million shares of its common stock, to a wholly-owned subsidiary of GelStat. GelStat now beneficially owns approximately 94 percent of the outstanding shares of DTLL.

The long range goals for the Company include bringing to market a line of effective prescription drugs leveraging in regard to prescription applications what GelStat has discovered and is in the process of commercializing with regard to over-the-counter (OTC) applications. Management believes that this will lead to future operating revenues.

Other than possibilities presented by the recent acquisition of the GelStat license, there are no known trends, events, or uncertainties known to management at this time that have had or are reasonably expected to have a material impact on the net sales or revenues or income from investments made by the Company.

ITEM 3. CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission.

Based on that evaluation, the Company's chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings.

In addition, the Company's chief executive officer and chief financial officer have determined that during the quarter there were no changes in the Company's internal control over financial reporting that materially affected or are likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 5, 2005, The Company issued 12.5 million shares of it's common stock to a wholly owned subsidiary of GelStat corporation in consideration of a technology license. No cash was exchanged and no commissions were paid.

On January 10, 2005, the Company issued 200,000 shares of common stock in consideration of consulting services. No cash was exchanged for the shares and no commissions were paid.

These issuances were undertaken without registration under the Securities Act of 1933 in reliance on section 4(2) of the act.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The following new Exhibits are filed as part of this Form 10-QSB:

      (a)   List of Exhibits

            31.1 Certification of the Company's Chief Executive Officer & Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

            32.1 Certification of the Company's Chief Executive Officer & Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DTLL CORPORATION

Date: May 13, 2005              By /s/ Stephen C. Roberts
                                   --------------------------------
                                   Name:   Stephen C. Roberts
                                   Title:  Chairman and Chief Executive Officer


                                By  /s/ Stephen C. Roberts
                                    --------------------------------
                                    Name:   Stephen C. Roberts
                                    Title:  Chief Financial Officer