Form 10QSB
period 2005-06-30
DTLL INC
filed 2005-08-15
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                 (952) 881-4105
                                 --------------

                           (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Transitional Small Business Disclosure Format   Yes    No X


As of August 12, 2005, 13,525,693 shares of the Issuer's Common Stock were outstanding.

                                   DTLL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                       FOR THE QUARTER ENDED JUNE 30, 2005


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

     ITEM 1.   LEGAL  PROCEEDINGS

     ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5.   OTHER INFORMATION

     ITEM 6.   EXHIBITS

SIGNATURES

                                   DTLL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            Condensed Balance Sheets



                                                                    June 30,      December 31,
                                                                     2005           2004
                                                                  (UNAUDITED)     (AUDITED)
                                                                  -----------    -----------
ASSETS:

CURRENT ASSETS:
   Cash and Cash Equivalents                                      $   105,447    $   499,505
   Accounts Receivable                                                     --            600
   Prepaid Expenses                                                   261,544             --

                                                                  -----------    -----------
      Total Current Assets                                            366,991        500,105

Property and Equipment, net                                            41,256             --


                                                                  -----------    -----------
TOTAL ASSETS                                                      $   408,247    $   500,105
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts Payable                                               $     7,927    $       222
   Accrued Expenses                                                        --         63,504
   Related Party Payable                                                1,567             --

                                                                  -----------    -----------
      Total Current Liabilities                                         9,494         63,726
                                                                  -----------    -----------

STOCKHOLDERS' EQUITY:
   Common Stock - $.01 par value; 50,000,000 Shares Authorized,
   13,525,693 and 824,474 Shares Issued and Outstanding               135,256          8,245
   Additional Paid-in Capital                                       2,651,109      1,928,744
   Accumulated Deficit                                             (1,500,610)    (1,500,610)
   Accumulated Deficit from Inception of Development Stage           (887,003)            --

                                                                  -----------    -----------
         Total Stockholders' Equity                                   398,752        436,379

                                                                  -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   408,247    $   500,105
                                                                  ===========    ===========

See Accompanying Notes to Financial Statements

                                   DTLL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                                  From inception of
                                                                                                                   development stage
                                                         Three months ended               Six months ended         (January 5, 2005)
                                                         June 30,      May 31,          June 30,       May 31,        to June 30,
                                                           2005          2004             2005          2004              2005
                                                      ------------    ------------    ------------    ------------    ------------
SALES                                                 $         --    $         --    $         --    $         --    $         --

COST OF SALES                                                   --              --              --              --              --

                                                      ------------    ------------    ------------    ------------    ------------
GROSS PROFIT                                                    --              --              --              --              --

EXPENSES
   General & Administrative                                148,211          65,469         384,402         111,874         384,402
   Research & Development                                   93,581              --         502,958              --         502,958

                                                      ------------    ------------    ------------    ------------    ------------
TOTAL EXPENSES                                             241,792          65,469         887,360         111,874         887,360
                                                      ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                      (241,792)        (65,469)       (887,360)       (111,874)       (887,360)


OTHER INCOME (EXPENSE)
   Interest and Dividend Income                                 --           3,140             357           4,178             357
   Realized gains (loss) from Marketable Securities             --         (15,378)             --         (14,520)             --
   Unrealized gains (loss) from Marketable Securities           --         (15,965)             --          (3,121)             --

                                                      ------------    ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                                    --         (28,203)            357         (13,463)            357


                                                      ------------    ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                                 (241,792)        (93,672)       (887,003)       (125,337)       (887,003)


PROVISION FOR INCOME TAXES                                     --              --              --              --              --


                                                      ------------    ------------    ------------    ------------    ------------
NET LOSS                                              $   (241,792)   $    (93,672)   $   (887,003)   $   (125,337)   $   (887,003)
                                                      ============    ============    ============    ============    ============


BASIC NET LOSS PER COMMON SHARE                       $      (0.02)   $      (0.12)   $      (0.07)   $      (0.16)   $      (0.07)
                                                      ============    ============    ============    ============    ============


DILUTED NET LOSS PER COMMON SHARE                     $      (0.02)   $      (0.12)   $      (0.07)   $      (0.16)   $      (0.07)
                                                      ============    ============    ============    ============    ============


AVERAGE BASIC SHARES OUTSTANDING                        13,525,693         763,565      13,514,582         763,565      13,520,014
AVERAGE DILUTED SHARES OUTSTANDING                      13,525,693         763,565      13,514,582         763,565      13,520,014

See Accompanying Notes to Financial Statements

                                   DTLL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                        From inception of
                                                                                        development stage
                                                                  Six months ended      (January 5, 2005)
                                                            June 30,          May 31,       to June 30,
                                                              2005             2004            2005
                                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                $   (887,003)   $   (125,337)   $   (887,003)
   Adjustments to Reconcile Net Loss to Net
        Cash Used in Operating Activities:
     Depreciation and Amortization                                3,287              --           3,287
     Realized (Gain) loss on Marketable Securities                   --          14,520              --
     Unrealized Gains on Marketable Securities                       --           3,121              --
     Stock consideration for research and development           409,377              --         409,377
     Changes in Net Assets and Liabilities:                          --              --              --
       Accounts Receivable                                          600              --             600
       Income Taxes Receivable                                       --          30,977              --
       Prepaid Expenses                                         178,456           1,828         178,456
       Accounts Payable                                           7,705          (1,880)          7,705
       Accrued Expenses                                         (63,504)          4,557         (63,504)
       Related Party Payable                                      1,567              --           1,567

                                                           ------------    ------------    ------------
              Net Cash Used In Operating Activities:           (349,515)        (72,214)       (349,515)
                                                           ------------    ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
       Principal Payments on Note Receivable                         --         (33,515)             --
       (Purchases) Sales of Marketable Securities, Net               --         114,464              --
       Purchase of Property and Equipment                       (44,543)             --         (44,543)
       Note Receivable Issued                                        --        (119,931)             --

                                                           ------------    ------------    ------------
             Net Cash Used In Investing Activities:             (44,543)        (38,982)        (44,543)
                                                           ------------    ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
       No cash activity                                              --              --              --

                                                           ------------    ------------    ------------
            Net Cash Received From Financing Activities:             --              --              --
                                                           ------------    ------------    ------------


NET DECREASE IN CASH                                           (394,058)       (111,196)       (394,058)

Cash and Cash Equivalents at Beginning of Period                499,505         630,301         499,505

                                                           ------------    ------------    ------------
Cash and Cash Equivalents at End of Period                 $    105,447    $    519,105    $    105,447
                                                           ============    ============    ============


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during period for:
     Interest                                                        --              --              --
                                                           ============    ============    ============

     Income taxes                                                    --    $    (30,977)             --
                                                           ============    ============    ============


See Accompanying Notes to Financial Statements

DTLL, INC. (a development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005 and MAY 31, 2004 (unaudited)

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

The Company is a development stage company. Administrative, management and technical services are provided by GelStat Corporation pursuant to an Administrative Services Agreement. During the three months and six months ended June 30, 2005, the Company had no sales and no inventory.

The Company's fiscal year end has been changed from May 31 to December 31. The Company has filed a report on Form 10-KSB for the seven-month transition period ended December 31, 2004.

DTLL currently maintains office and laboratory space and receives management, administrative and support services from GelStat, its largest beneficial shareholder. DTLL pays GelStat a fee of $25,000 per month pursuant to an Administrative Services Agreement. The fee is subject to review and adjustment at the request of DTLL, but not more often than two times per year. The Agreement continues indefinitely until terminated by a party or by its terms in certain events.

Unaudited Financial Statements
The accompanying unaudited condensed financial statements of DTLL have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the transition period ended December 31, 2004.


Inventories
At June 30, 2005, the Company had no inventories.

Intangible Assets
At June 30, 2005, the Company had no intangible assets.

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


NOTE 2 - Development Stage Company

The Company became a development stage company upon the completion of the transaction discussed in note 3. The Company had no sales or inventory during the six month period ended June 30, 2005. The Company relies upon the services of various GelStat Corporation personnel, especially Stephen Roberts, Douglas Root and Richard Ringold, all of whom are employees of GelStat Corporation. These services are provided pursuant to an Administrative Services Agreement with GelStat Corporation.

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


NOTE 3 - Transaction

On December 15, 2004, the Company announced the signing of a non-binding Letter of Agreement (LOA) whereby a wholly owned subsidiary of GelStat would receive
12.5 million shares of common stock of DTLL in exchange for an exclusive, worldwide license of all rights to the development and commercialization of pharmaceutical (prescription drug) preparations related to GelStat's intellectual property and ongoing research and development work. The transaction was consummated on January 5, 2005.

As a result of this transaction, GelStat beneficially owns 12.5 million shares, or approximately 94 percent of the outstanding shares, of DTLL through its wholly owned subsidiary, and Stephen Roberts, M.D., GelStat's chairman and CEO, has become president and chief executive officer of DTLL. DTLL intends to change its name to "GS Pharma" and expects to apply for a new trading symbol immediately upon completion of that name change.

The rights to the exclusive license for provisional patents, patent applications and other intellectual property related to the business of GelStat was valued at $409,377. These rights were written off to in-process research and development on the date of acquisition.


NOTE 4 - Related Party Transactions

As discussed in note 1, above, the Company entered into an Administrative Services Agreement with GelStat in January, 2005 pursuant to which GelStat provides DTLL administration services. During the six months ended June 30, 2005, the Company paid $150,000 to GelStat in accordance with this agreement.

The Company also purchased from GelStat, $44,543 of laboratory equipment during the six months ended June 30, 2005. That equipment had previously been acquired by GelStat in preparation for certain preclinical drug development activities now being conducted by DTLL.


NOTE 5 - NET LOSS PER COMMON SHARE

Basic net loss per share is based on the weighted average number of common shares outstanding during each year. Diluted net loss per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of net loss per share for the three months ended June 30, 2005 and May 31, 2004, for the six months ended June 30, 2005 and May 31, 2004, and from inception of development stage (January 5, 2005) to June 30, 2005 is as follows:



                                                                                                   From inception of
                                                                                                   development stage
                                          Three months ended               Six months ended        (January 5, 2005)
                                       June 30,         May 31,         June 30,        May 31,        to June 30,
                                         2005            2004             2005           2004             2005
                                     ------------    ------------    ------------    ------------    ------------
Net loss as reported                 $   (241,792)   $    (93,672)   $   (887,003)   $   (125,337)   $   (887,003)

Average shares outstanding             13,525,693         763,565      13,514,582         763,565      13,520,014

Effect of dilutive securities:
    Options and warrants                       --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------
Equivalent shares                      13,525,693         763,565      13,514,582         763,565      13,520,014
                                     ------------    ------------    ------------    ------------    ------------

Net loss per share:

    Basic and diluted, as reported   $      (0.02)   $      (0.12)   $      (0.07)   $      (0.16)   $      (0.07)
                                     ============    ============    ============    ============    ============
    Basic and diluted, proforma      $      (0.02)   $      (0.12)   $      (0.07)   $      (0.16)   $      (0.07)
                                     ============    ============    ============    ============    ============


NOTE 6 - Stock Options and Warrants

No stock options or warrants were issued during the six months ended June 30, 2005.

The Company follows the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," but applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees. There was no compensation expense recorded for options and warrants issued to officers and employees in previous fiscal years.

If the Company had elected to recognize compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123 net loss and net loss per share would have been as follows:

                                                                                                  From inception of
                                                                                                  development stage
                                              Three months ended             Six months ended     (January 5, 2005)
                                           June 30,        May 31,         June 30,      May 31,      to June 30,
                                             2005           2004             2005         2004           2005
                                          -----------    -----------    -----------    -----------    -----------
Net loss as reported                      $  (241,792)   $   (93,672)   $  (887,003)   $  (125,337)   $  (887,003)

Total stock-based employee compensation
    expense determined under fair value
    based method for all awards                    --        (87,448)            --       (193,342)            --
                                          -----------    -----------    -----------    -----------    -----------
Proforma net loss                            (241,792)      (181,120)      (887,003)      (318,679)      (887,003)
                                          -----------    -----------    -----------    -----------    -----------

Net loss per share:

    Basic and diluted, as reported        $     (0.02)   $     (0.12)   $     (0.07)   $     (0.16)   $     (0.07)
                                          ===========    ===========    ===========    ===========    ===========
    Basic and diluted, proforma           $     (0.02)   $     (0.24)   $     (0.07)   $     (0.42)   $     (0.07)
                                          ===========    ===========    ===========    ===========    ===========


The fair value of the options and warrants granted was estimated using the Black-Scholes option pricing model, using the following assumptions:


                                          2005           2004
                                      -------------  -------------
Risk-Free Interest Rate                   N/A               4.24%
Expected Life                             N/A           10 Years
Expected Volatility                       N/A              92.78%
Dividend Yield                            N/A               0.00%


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

STATEMENTS OTHER THAN CURRENT OR HISTORICAL INFORMATION INCLUDED IN THIS FORM 10-QSB, IN FUTURE FILINGS BY DTLL, INC. (THE "COMPANY" OR "DTLL") WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN DTLL'S PRESS RELEASES AND ORAL STATEMENTS MADE WITH THE APPROVAL OF AUTHORIZED EXECUTIVE OFFICERS, SHOULD BE CONSIDERED "FORWARD-LOOKING STATEMENTS" MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. DTLL WISHES TO CAUTION THE READER NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS.

Introduction

The Company, f/k/a Dental Resources, Inc., was incorporated in Minnesota in 1976. It was principally engaged in the manufacturing and distribution of a number of specialized dental products and packaging materials for use by the dental and medical industries until March of 2003. In March 2003 the Company sold substantially all of its operating business for cash. From the March 2003 through December 2004 the only activities of the Company were related to the investment of portions of the proceeds from the sale.

On December 15, 2004, the Company announced the signing of a non-binding Letter of Agreement (LOA) whereby a wholly owned subsidiary of GelStat Corporation would receive 12.5 million shares of common stock of DTLL in exchange for an exclusive, worldwide license of all rights to the development and commercialization of pharmaceutical (prescription drug) preparations related to GelStat's intellectual property and ongoing research and development work. This transaction was consummated on January 5, 2005. As a result, GelStat now beneficially owns 12.5 million shares, or approximately 94 percent of the outstanding shares, of DTLL. In connection with the transaction, Stephen Roberts, M.D., GelStat's chairman and CEO, has become president and chief executive officer of DTLL. DTLL intends to change its name to "GS Pharma" and expects to apply for a new trading symbol immediately upon completion of that name change.

Plan of Operation

DTLL operations for the foreseeable future are expected to be limited to the development of new prescription drugs. DTLL is therefore now a pharmaceutical company engaged in the discovery, development and commercialization of novel therapeutic agents to address unmet patient needs in major disease states. We intend to develop a portfolio of product candidates based on our present lead compounds and the intellectual property rights which have now been acquired by license from GelStat. These compounds and intellectual property rights relate to novel anti-inflammatory compounds we believe to be an appropriate basis for the development of prescription drugs that may be effective in the treatment of various condition related to inflammation. As such, our present research activity is focused primarily in the area of inflammation. Inflammation plays a central role in the pathology of a number of disease states, including autoimmune disease, arthritis, migraine, asthma and many others. In addition, inflammation has recently been found to be associated with certain aspects of heart and vessel disease, neurodegenerative disease and even cancer.

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

We anticipate that cash and equivalents now on hand are sufficient to successfully isolate the compound or compounds responsible for the observed efficacy of GelStat products. Additional drug development expenses will include further characterization and analysis of these compounds, and thereafter primarily relate to the conduct of additional preclinical and clinical work necessary to demonstrate to the satisfaction of the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, that the products are both safe and effective in their respective indications and that they can be produced in a validated consistent manufacturing process. The number, size, scope and timing of the clinical trials necessary to bring a product candidate to development completion and commercialization cannot readily be determined at an early stage, nor, given the timelines of the trials extending over periods of years, can future costs be estimated with precision. Nonetheless, we estimate that approximately $5 million will be required to successfully complete Phase II clinical trials for an initial therapeutic application, and that such trials can be initiated within two years.

Our business strategy is designed to address certain risks of new drug development by shortening the timeline to marketability and reducing the risk of failure, which is higher with pre-clinical stage products that have not previously demonstrated significant indications of efficacy in the disease states or against the disease processes intended to be targeted. Currently, our lead compound is believed to represent a potentially novel and effective anti-inflammatory agent. Given the mortality and morbidity associated with many of the presently existing anti-inflammatory agents, both older Non-Steroidal Anti-Inflammatory Drugs (NSAIDS) and newer COX-II Inhibitors, we anticipate the possibility of an expedited ("fast track") regulatory approval process by the FDA. We also view the potential for early out-license and cooperative development agreements as a potential revenue opportunity that could help defray our operating expenses and potentially some of the costs of our new drug development activities.

Results of Operations

For the six months ended June 30, 2005 and May 31, 2004, the Company recorded no operating revenues. The Company has had no operating revenues since the sale of its operating assets in March 2003 and is currently classified as a development stage company.

General and administrative expenses increased to $148,211 for the three months ended June 30, 2005 from $65,469 in 2004, an increase of 126%. The significant increase was related to investor relations and consulting costs and administrative services fees paid to GelStat. General and administrative expenses increased to $384,402 for the six months ended June 30, 2005 from $111,874 in 2004, an increase of 243%. The significant increase was related to investor relations and consulting costs and administrative services fees paid to GelStat.

Research and development expenses increased to $93,581 for the three months ended June 30, 2005 from $0 in 2004. Research and development expenses increased to $502,958 for the six months ended June 30, 2005 from $0 in 2004. The increase was related to in-process R&D by Gelstat in January 2005. As a result of the purchase, Gelstat owns the majority shares outstanding.

The Company experienced a net loss for the three months ended June 30, 2005 of $241,792 as compared to a net loss of $93,672 in 2004. In addition, the Company experienced a net loss for the six months ended June 30, 2005 of $887,003 as compared to a net loss of $125,337.

LIQUIDITY AND CAPITAL RESOURCES

Cash was $105,447 at June 30, 2005, representing a decrease of $394,058 from the cash position of the Company as of December 31, 2004, which was $499,505. The decrease is attributable to increased expenses related to administrative fees paid to Gelstat, product research and development costs and the purchase of lab equipment.

In January 2005, DTLL acquired an exclusive license to develop and commercialize prescription drug applications for certain compounds discovered and developed by GelStat. In exchange for the license, DTLL issued 12.5 million shares of its common stock, to a wholly-owned subsidiary of GelStat. GelStat now beneficially owns approximately 94 percent of the outstanding shares of DTLL.

The long range goals for the Company include bringing to market a line of effective prescription drugs that leverage the prescription applications GelStat has discovered and is in the process of commercializing as over-the-counter
(OTC) applications. Management believes that this will lead to future operating revenues.

Other than possibilities presented by the recent acquisition of the GelStat license, there are no known trends, events, or uncertainties known to management at this time that have had or are reasonably expected to have a material impact on the net sales or revenues or cash flows of the Company.


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

Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings.

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

                                  DTLL CORPORATION

Date:    August 15, 2005          By  /s/ Stephen C. Roberts
                                  --------------------------------
                                  Name:  Stephen C. Roberts
                                  Title:  Chairman and Chief Executive Officer


                                  By  /s/ Stephen C. Roberts
                                  --------------------------------
                                  Name:  Stephen C. Roberts
                                  Title:  Chief Financial Officer