Form 10QSB
period 2005-09-30
DTLL INC
filed 2005-11-10
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
            __________

                        Commission File Number: 0-30608

                                   DTLL, INC.
        (Exact name of small business issuer as specified in its charter)


          MINNESOTA                                    41-1279182
          ---------                                    ----------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                              1650 WEST 82ND STREET
                                   SUITE 1010
                          BLOOMINGTON, MINNESOTA 55431
               (Address of principal executive offices) (zip code)

                                 (952) 881-4105
                                 --------------
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Transitional Small Business Disclosure Format Yes |_| No |X|

As of November 7, 2005, 13,525,693 shares of the Issuer's Common Stock were outstanding.

                                   DTLL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005



                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Condensed balance sheets                                      3
               Condensed statements of operations                            4
               Condensed statements of cash flows                            5
               Notes to condensed financial statements                       6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     9

     ITEM 3.   CONTROLS AND PROCEDURES                                      12

PART II. OTHER INFORMATION                                                  12

     ITEM 1.  LEGAL PROCEEDINGS                                             12

     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   12

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               12

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

     ITEM 5.  OTHER INFORMATION                                             13

     ITEM 6.  EXHIBITS                                                      13

SIGNATURES                                                                  14

                                   DTLL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            Condensed Balance Sheets
                                                                                                 September 30,          December 31,
                                                                                                    2005                   2004
                                                                                                 (UNAUDITED)             (AUDITED)
                                                                                                 -----------            -----------
ASSETS:

CURRENT ASSETS:
   Cash and Cash Equivalents                                                                     $     1,677            $   499,505
   Accounts Receivable                                                                                    --                    600
   Prepaid Expenses                                                                                  141,063                     --

                                                                                                 -----------            -----------
      Total Current Assets                                                                           142,740                500,105

Property and Equipment, net                                                                           39,613                     --

                                                                                                 -----------            -----------
TOTAL ASSETS                                                                                     $   182,353            $   500,105
                                                                                                 ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts Payable                                                                              $    23,417            $       222
   Accrued Expenses                                                                                       --                 63,504
   Related Party Payable                                                                              12,952                     --

                                                                                                 -----------            -----------
      Total Current Liabilities                                                                       36,369                 63,726
                                                                                                 -----------            -----------

STOCKHOLDERS' EQUITY:
   Common Stock - $.01 par value; 50,000,000 Shares Authorized,
   13,525,693 and 824,474 Shares Issued and Outstanding                                              135,256                  8,245
   Additional Paid-in Capital                                                                      2,651,109              1,928,744
   Accumulated Deficit                                                                            (1,500,610)            (1,500,610)
   Accumulated Deficit from Inception of Development Stage                                        (1,139,771)                    --

                                                                                                 -----------            -----------
         Total Stockholders' Equity                                                                  145,984                436,379

                                                                                                 -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $   182,353            $   500,105
                                                                                                 ===========            ===========

          See accompanying notes to the condensed financial statements

                                   DTLL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       Condensed Statements of Operations
                                   (Unaudited)



                                                                                                                      From inception
                                                                                                                      of development
                                                                                                                      stage (January
                                                           Three months ended               Nine months ended          5, 2005) to
                                                       September 30,    August 31,     September 30,    August 31,     September 30,
                                                           2005            2004            2005            2004            2005
                                                       ------------    ------------    ------------    ------------    ------------
SALES                                                  $         --    $         --    $         --    $         --    $         --

COST OF SALES                                                    --              --              --              --              --

                                                       ------------    ------------    ------------    ------------    ------------
GROSS PROFIT                                                     --              --              --              --              --

EXPENSES
   General & Administrative                                 140,345          94,341         524,747         206,215         524,747
   Research & Development                                   112,432              --         615,390              --         615,390

                                                       ------------    ------------    ------------    ------------    ------------
TOTAL EXPENSES                                              252,777          94,341       1,140,137         206,215       1,140,137
                                                       ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                       (252,777)        (94,341)     (1,140,137)       (206,215)     (1,140,137)

OTHER INCOME (EXPENSE)
   Interest and Dividend Income                                   9           6,003             366          10,181             366
   Realized gains (loss) from Marketable Securities              --              --              --         (14,520)             --
   Unrealized gains (loss) from Marketable Securities            --              --              --          (3,121)             --

                                                       ------------    ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                                      9           6,003             366          (7,460)            366

                                                       ------------    ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                                   (252,768)        (88,338)     (1,139,771)       (213,675)     (1,139,771)

PROVISION FOR INCOME TAXES                                       --              --              --              --              --

                                                       ------------    ------------    ------------    ------------    ------------
NET LOSS                                               $   (252,768)   $    (88,338)   $ (1,139,771)   $   (213,675)   $ (1,139,771)
                                                       ============    ============    ============    ============    ============


BASIC NET LOSS PER COMMON SHARE                        $      (0.02)   $      (0.12)   $      (0.08)   $      (0.28)   $      (0.08)
                                                       ============    ============    ============    ============    ============


DILUTED NET LOSS PER COMMON SHARE                      $      (0.02)   $      (0.12)   $      (0.08)   $      (0.28)   $      (0.08)
                                                       ============    ============    ============    ============    ============


AVERAGE BASIC SHARES OUTSTANDING                         13,525,693         763,565      13,518,286         763,565      13,521,919
AVERAGE DILUTED SHARES OUTSTANDING                       13,525,693         763,565      13,518,286         763,565      13,521,919


          See accompanying notes to the condensed financial statements

                                   DTLL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                                                                                      From inception
                                                                                                                      of development
                                                                                                                      stage (January
                                                                                      Nine months ended                5, 2005) to
                                                                               September 30,        August 31,         September 30,
                                                                                  2005                 2004                2005
                                                                               -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                    $(1,139,771)        $  (213,675)        $(1,139,771)
   Adjustments to Reconcile Net Loss to Net
        Cash Used in Operating Activities:
     Depreciation and Amortization                                                   4,925                  --               4,925
     Realized (Gain) loss on Marketable Securities                                      --              14,520                  --
     Unrealized Gains on Marketable Securities                                          --               3,121                  --
     Stock consideration for research and development                              409,377                  --             409,377
     Changes in Net Assets and Liabilities:                                             --                  --                  --
       Accounts Receivable                                                             600              (2,756)                600
       Income Taxes Receivable                                                          --              30,977                  --
       Prepaid Expenses                                                            298,936               1,828             298,936
       Accounts Payable                                                             23,195              (1,880)             23,195
       Accrued Expenses                                                            (63,504)             22,103             (63,504)
       Related Party Payable                                                        12,952                  --              12,952

                                                                               -----------         -----------         -----------
              Net Cash Used In Operating Activities:                              (453,290)           (145,762)           (453,290)
                                                                               -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Principal Payments on Note Receivable                                            --             (33,515)                 --
       (Purchases) Sales of Marketable Securities, Net                                  --             114,464                  --
       Purchase of Property and Equipment                                          (44,538)                 --             (44,538)
       Note Receivable Issued                                                           --            (119,931)                 --

                                                                               -----------         -----------         -----------
             Net Cash Used In Investing Activities:                                (44,538)            (38,982)            (44,538)
                                                                               -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Commom Stock Issued                                                              --                 936                  --

                                                                               -----------         -----------         -----------
            Net Cash Received From Financing Activities:                                --                 936                  --
                                                                               -----------         -----------         -----------

NET DECREASE IN CASH                                                              (497,828)           (183,808)           (497,828)

Cash and Cash Equivalents at Beginning of Period                                   499,505             630,301             499,505

                                                                               -----------         -----------         -----------
Cash and Cash Equivalents at End of Period                                     $     1,677         $   446,493         $     1,677
                                                                               ===========         ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
     Interest                                                                           --                  --                  --
                                                                               ===========         ===========         ===========

     Income taxes                                                                       --         $   (30,977)                 --
                                                                               ===========         ===========         ===========

          See accompanying notes to the condensed financial statements

DTLL, INC. (a development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 and MAY 31, 2004 (unaudited)

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

The Company is a development stage company, and its activities during the three and nine months ended September 30, 2005 have been focused on preclinical drug development and research activities. DTLL currently maintains office and laboratory space and receives management, administrative and support services from GelStat, its largest beneficial shareholder. DTLL pays GelStat a fee of $25,000 per month pursuant to an Administrative Services Agreement. The fee is subject to review and adjustment at the request of DTLL, but not more often than two times per year. The Agreement continues indefinitely until terminated by a party or by its terms in certain events. During the three months and nine months ended September 30, 2005, the Company had no sales and no inventory.

The Company's fiscal year end has been changed from May 31 to December 31. The Company has filed a report on Form 10-KSB for the seven-month transition period ended December 31, 2004.

Unaudited Financial Statements

The accompanying unaudited condensed financial statements of DTLL have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the transition period ended December 31, 2004.

The condensed financial statements of DTLL are consolidated with the financial statements of GelStat Corporation within the GelStat Corporation 10-QSB.

Inventories

At September 30, 2005, the Company had no inventories.

Intangible Assets

At September 30, 2005, the Company had intangible assets consisting of the licensing rights described in note 3, which for accounting purposes were written off to in-process research and development on the date of acquisition.

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

NOTE 2 - Development Stage Company

The Company became a development stage company upon the completion of the transaction discussed in note 3. The Company had no sales or inventory during the nine month period ended September 30, 2005. The Company relies upon the services of various GelStat Corporation personnel, provided pursuant to an Administrative Services Agreement with GelStat Corporation.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, i.e., the financial statements contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on generating revenues through sales or licensing of products, achieving profitability and/or obtaining additional capital. Management is currently exploring strategic options for the Company, including pursuing other business combinations and obtaining additional debt or equity capital to meet all of its existing cash obligations and to fund its business objectives; however, there can be no assurance that capital will be available or available on terms acceptable to the Company.

NOTE 3 - Transaction

On January 5, 2005, the Company completed a transaction whereby it issued 12.5 million shares of its common stock to a wholly owned subsidiary of GelStat in exchange for an exclusive, worldwide license of all rights to the development and commercialization of pharmaceutical (prescription drug) preparations related to GelStat's intellectual property and ongoing research and development work.

As a result of this transaction, GelStat beneficially owns 12.5 million shares, or approximately 94 percent of the outstanding shares, of DTLL through its wholly owned subsidiary, and Stephen Roberts, M.D., GelStat's chairman and CEO, has become president and chief executive officer of DTLL. The rights to the exclusive license for provisional patents, patent applications and other intellectual property related to the business of GelStat were valued at $409,377. These rights were written off to in-process research and development on the date of acquisition.

NOTE 4 - Related Party Transactions

As discussed in note 1, above, the Company entered into an Administrative Services Agreement with GelStat in January, 2005 pursuant to which GelStat provides DTLL administration services. During the nine months ended September 30, 2005, the Company paid $225,000 to GelStat in accordance with this agreement.

The Company also purchased from GelStat, $44,543 of laboratory equipment during the nine months ended September 30, 2005. That equipment had previously been acquired by GelStat in preparation for certain preclinical drug development activities now being conducted by DTLL.

NOTE 5 - Net Loss per Common Share

Basic net loss per share is based on the weighted average number of common shares outstanding during each year. Diluted net loss per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of net loss per share for the three months ended September 30, 2005 and August 31, 2004, for the nine months ended September 30, 2005 and August 31, 2004, and from inception of development stage (January 5, 2005) to September 30, 2005 is as follows:


                                                                                                                      From inception
                                                                                                                      of development
                                                                                                                      stage (January
                                                           Three months ended               Nine months ended           5, 2005) to
                                                       September 30,    August 31,     September 30,    August 31,     September 30,
                                                           2005            2004            2005            2004            2005
                                                       ------------    ------------    ------------    ------------    ------------
Net Loss as reported                                   $   (252,768)   $    (88,338)   $ (1,139,771)   $   (213,675)   $ (1,139,771)

Average shares outstanding                               13,525,693         763,565      13,518,286         763,565      13,521,919

Effect of dilutive securities:
     Options and warrants                                        --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
Equivalent Shares                                        13,525,693         763,565      13,518,286         763,565      13,521,919
                                                       ------------    ------------    ------------    ------------    ------------
Net loss per share:

     Basic and diluted, as reported                    $      (0.02)   $      (0.12)   $      (0.08)   $      (0.28)   $      (0.08)
                                                       ============    ============    ============    ============    ============
     Basic and diluted, proforma                       $      (0.02)   $      (0.12)   $      (0.08)   $      (0.28)   $      (0.08)
                                                       ============    ============    ============    ============    ============

NOTE 6 - Stock Options and Warrants

No stock options or warrants were issued during the nine months ended September 30, 2005.

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

If the Company had elected to recognize compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123 net loss and net loss per share would have been as follows:


                                                                                                                      From inception
                                                                                                                      of development
                                                                                                                      stage (January
                                                         Three months ended              Nine months ended             5, 2005) to
                                                  September 30,      August 31,     September 30,      August 31,     September 30,
                                                      2005              2004             2005            2004              2005
                                                  -------------    -------------    -------------    -------------    -------------
Net Loss as reported                              $    (252,768)   $     (88,338)   $  (1,139,771)   $    (213,675)   $  (1,139,771)

Total stock-based employee compensation
     expense determined under fair value
     based method for all awards                             --          (94,809)              --         (288,151)              --
                                                  -------------    -------------    -------------    -------------    -------------
Proforma net loss                                      (252,768)        (183,147)      (1,139,771)        (501,826)      (1,139,771)
                                                  -------------    -------------    -------------    -------------    -------------

Net loss per share:

     Basic and diluted, as reported               $       (0.02)   $       (0.12)   $       (0.08)   $       (0.28)   $       (0.08)
                                                  =============    =============    =============    =============    =============
     Basic and diluted, proforma                  $       (0.02)   $       (0.24)   $       (0.08)   $       (0.66)   $       (0.08)
                                                  =============    =============    =============    =============    =============

The fair value of the options and warrants granted was estimated using the Black-Scholes option pricing model, using the following assumptions:

                                                           2005          2004
                                                         --------      --------
Risk-Free Interest Rate                                     N/A           4.24%
Expected Life                                               N/A        10 Years
Expected Volatility                                         N/A          92.78%
Dividend Yield                                              N/A           0.00%


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

Plan of Operation

DTLL operations are currently focused on the development of new prescription drugs. DTLL is engaged in the discovery, development and commercialization of novel therapeutic agents to address unmet patient needs in major disease states. The Company has worked to develop a portfolio of product candidates based on our present lead compounds and the intellectual property rights that were previously acquired by license from GelStat Corporation. These compounds and intellectual property rights relate to novel anti-inflammatory compounds we believe to be an appropriate basis for the development of prescription drugs that may be effective in the treatment of various conditions related to inflammation. As such, our present research activity is focused primarily in the area of inflammation. Inflammation plays a central role in the pathology of a number of disease states, including autoimmune disease, arthritis, migraine, asthma and many others. In addition, inflammation has recently been found to be associated with certain aspects of heart and vessel disease, neurodegenerative disease and even cancer.

New drug development is an inherently uncertain, lengthy and expensive process. In an effort to mitigate some of these risks, we have focused our research and development efforts on drug candidates we believe to have already demonstrated significant indications of efficacy in the disease states or against the disease processes intended to be targeted. Specifically, we are working to isolate specific components of the compound or compounds believed responsible for the observed efficacy of GelStat products. We believe that these compounds, now exclusively licensed to us for pharmaceutical development, have indirectly demonstrated significant efficacy in the treatment of inflammatory disorders generally. We believe that, among other potential applications, these compounds or their derivatives may prove to be especially useful in the treatment of asthma.

The Company's ability to execute its pharmaceutical development plan is contingent on its ability to obtain substantial additional capital, as there is no expectation that it will be possible in the foreseeable future to generate sufficient, or any, revenues through sales or licensing of products. Management is therefore currently exploring strategic options for the Company, including licensing, joint venture and strategic partnership opportunities, while simultaneously exploring the possibility of other business combinations or obtaining additional debt or equity capital to meet its existing and anticipated cash obligations; however, there can be no assurance that any such strategic option will be available to the Company, or that sufficient capital will be available or available on terms acceptable to the Company. Additional drug development expenses would include further characterization and analysis of those compounds we are presently investigating, and thereafter would primarily relate to the conduct of additional pre-clinical and clinical work necessary to demonstrate to the satisfaction of the U.S. Food and Drug Administration (FDA) and other regulatory authorities in the United States and other countries that the products are both safe and effective in their respective indications, and that they can be produced in a validated consistent manufacturing process. The number, size, scope and timing of the clinical trials necessary to bring a product candidate to development completion and commercialization cannot readily be determined at an early stage, nor, given the timelines of the trials extending over periods of years, can future costs be estimated with precision. Nonetheless, we estimate that the Company would require not less than an additional $5 million in order to successfully complete Phase II clinical trials for an initial therapeutic application.

Results of Operations

For the nine months ended September 30, 2005 and August 31, 2004, the Company recorded no operating revenues. The Company has had no operating revenues since the sale of its operating assets in March 2003 and is currently classified as a development stage company.

General and administrative expenses increased to $140,345 for the three months ended September 30, 2005 from $94,341 in 2004, an increase of 48%. The significant increase was related to investor relations and consulting costs, and administrative services fees paid to GelStat. General and administrative expenses increased to $524,747 for the nine months ended September 30, 2005 from $206,215 in 2004, an increase of 154%. The significant increase was related to investor relations and consulting costs, and administrative services fees paid to GelStat.

Research and development expenses increased to $112,432 for the three months ended September 30, 2005 from $0 in 2004. Research and development expenses increased to $615,390 for the nine months ended September 30, 2005 from $0 in 2004. The increase was related to in-process R&D by GelStat in January 2005. As a result of the purchase, GelStat owns the majority of DTLL outstanding shares.

The Company experienced a net loss for the three months ended September 30, 2005 of $252,768 as compared to a net loss of $88,338 in 2004. In addition, the Company experienced a net loss for the nine months ended September 30, 2005 of $1,139,771 as compared to a net loss of $213,675.

Liquidity and Capital Resources

Cash was $1,677 at September 30, 2005, representing a decrease of $497,828 from the cash position of the Company as of December 31, 2004, which was $499,505. The decrease is attributable to increased expenses related to product research and development costs, the purchase of lab equipment, and administrative fees paid to GelStat.

In January 2005, DTLL acquired an exclusive license to develop and commercialize prescription drug applications for certain compounds discovered and developed by GelStat. In exchange for the license, DTLL issued 12.5 million shares of its common stock, to a wholly-owned subsidiary of GelStat. GelStat now beneficially owns approximately 94 percent of the outstanding shares of DTLL.

The long range goals for the Company include bringing to market a line of effective prescription drugs that leverage the prescription applications GelStat has discovered and is in the process of commercializing as over-the-counter
(OTC) applications. The Company's ability to continue as a going concern is dependent on generating revenues through sales or licensing of products, achieving profitability and/or obtaining additional capital. Other than possibilities presented by the recent acquisition of the GelStat license, management is currently exploring additional strategic options with the intent of maximizing shareholder value, including pursuing other business combinations and/or obtaining additional capital; however, there can be no assurance that capital will be available or available on terms acceptable to the Company.

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

                                DTLL CORPORATION

      Date: November 10, 2005        By:/s/ Stephen C. Roberts
                                        ----------------------------------------
                                     Name:  Stephen C. Roberts
                                     Title: Chairman and Chief Executive Officer


                                     By:/s/ Stephen C. Roberts
                                     -------------------------------------------
                                     Name:  Stephen C. Roberts
                                     Title: Chief Financial Officer