Form 10KSB
period 2005-12-31
DTLL INC
filed 2006-03-31
CIK 356767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Commission File Number: 0-30608

DTLL, Inc.
(Name of Small Business Issuer in this charter)

Minnesota		41-1279182
(State of incorporation)		(IRS Employer Identification No.)

1650 WEST 82ND STREET, SUITE 1200, BLOOMINGTON, MN 55431
(Address of principal executive offices and Zip Code)

(Issuer's telephone number) (952) 881-4105

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $.01 per share

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Issuer's revenues for the fiscal year ended December 31, 2005 were $0.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 24, 2006 was approximately $1,512,000

The Registrant had 13,525,693 shares of Common Stock outstanding as of March 24, 2006.

Transitional Small Business Disclosure Format (check one): YES ☒ NO ☐

FORWARD LOOKING STATEMENTS

This Form 10-KSB contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of DTLL, Inc., the (“Company”). Any statement other than a statement of historical fact should be considered a forward-looking statement. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, both known and unknown, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Management's Discussion and Plan of Operation" and "Description of Business" identifies some of the important factors that could cause or contribute to such differences. The Company undertakes no obligation and does not intend to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

PART I

Item 1. Description of Business

DTLL, Inc., f/k/a Dental Resources, Inc. (the "Company" or "DTLL") was incorporated in Minnesota in 1976. Until March 20, 2003, the Company was principally engaged in manufacturing and marketing associated groups of dental related products to dentists, dental clinics, hospitals and dental laboratories. On March 20, 2003, the Company’s shareholders approved the sale of substantially all of its assets to DRIA, LLC, based on an asset purchase agreement dated November 1, 2002. Under the asset purchase agreement, DRIA purchased substantially all of the Company’s assets and assumed the outstanding obligations and liabilities of the Company. The Company ceased operating its business as of the close of business on March 20, 2003. On January 5, 2005, DTLL issued 12.5 million shares of its Common Stock to GSC Subsidiary, Inc. (f/k/a GS Pharma, Inc.) a wholly-owned subsidiary of GelStat Corporation (“GelStat”) pursuant to a Contribution and Stock Acquisition Agreement in exchange for the exclusive, worldwide license of all rights to the development and commercialization of pharmaceutical (prescription drug) preparations related to GelStat’s intellectual property and ongoing research and development work.

The Company is a development stage company, and its activities during the year ended December 31, 2005 were focused on preclinical drug development and research activities. DTLL currently maintains office and laboratory space and receives management, administrative and support services from GelStat, which has been its largest beneficial shareholder. DTLL pays GelStat a fee of $25,000 per month pursuant to an Administrative Services Agreement. The fee is subject to review and adjustment at the request of DTLL, but not more often than two times per year. On November 14, 2005, GelStat, GSC Subsidiary and the Company entered into an agreement granting the Company the option to terminate the agreement during the evaluation period of November 14, 2005 to April 20, 2006.

Effective November 14, 2005, GSC Subsidiary sold 12.4 million of its 12.5 million shares to Rotate Black, L.L.C. for cash in the amount of $500,000. As a result of that transaction, Rotate Black, L.L.C. became the owner of approximately 91.7% of the issued and outstanding shares of the Common Stock and has obtained control of the Company.

On March 27, 2006, the Company elected to exercise its Option to Terminate the Administrative Services Agreement (“Option”) and has accordingly provided notice to GelStat and to GSC Subsidiary that it will no longer pursue the pharmaceutical business. The Company will instead focus exclusively on the acquisition, development and management of premier properties, including hotels, resorts, casinos, and condominiums. The intent of management is to establish a multi-facility hotel, gaming, entertainment, and real estate development company. Management expects to change the name of the Company to “Destination Travel and Leisure International" and plans to form three business divisions, consisting of: (1) casinos and gaming; (2) hotels and resorts; and (3) a real estate investment trust ("REIT").

On March 4, 2006, the Company appointed Dual B. Cooper, Jr. as President and appointed Dennis Piotrowski as Chief Financial Officer. John Paulsen remained as Chairman and Chief Executive Officer and Dhru Desai and Stephen Roberts remained as directors of the Company.

Dual B. Cooper, Jr., has over thirty years of casino, resort and development experience. He has served as President and CEO of public companies with casino and resort properties from Argentina and Greece to multiple locations in the U.S. Under his leadership, successful casino and resort properties have been developed in Nevada, New Jersey, Mississippi, California, Washington, and Minnesota. Such properties include those of Grand Casinos, Casino Magic, Inc., Bally's, Palace Casino, and Harrah's. Mr. Cooper also served as Managing Partner of a gaming development and management company with a primary focus on development and management of Native American casinos as well as acquisition and development of resort properties. He served as principal officer in developing and operating the highly successful Pechanga Resort & Casino in Southern California as well as the very profitable Tulalip Casinos in Washington State. Mr. Cooper began his career in Reno and Lake Tahoe over three decades ago. He has hands on operation and management experience encompassing all aspects of casino and resort operations, and has served as CEO for publicly traded corporations. His depth of top level management experience will be a major factor in the success of the Company’s overall corporate positioning and branding strategy as a high-end hospitality, timeshare, resort destinations and development company.

Dennis Piotrowski also has over 30 years of experience in the hotel casino industry. He has held positions of controller, CFO, Secretary, Treasurer, General Manager, and CEO of various properties, including both those on the Las Vegas Strip and those in downtown Las Vegas. In addition, he has worked with the Federal Bankruptcy Court as a debtor in possession of one casino property for a three year period. He has successfully raised funds to build and develop properties both in Las Vegas and for Native American hotel casinos. He has been licensed by the gaming commission in various jurisdictions, such as Las Vegas, Nevada; Panama City, Panama; and in the state of Colorado.

Management believes it has identified a series of acquisitions, obtained the necessary financial commitments, and added management expertise that, together, will allow it to execute successfully on its business plan and thereby maximize shareholder value. However, The development of real estate projects, especially those that involve gaming, are subject to risks and uncertainties which include, but are not limited to, those relating to permitting, financing and the actions of federal, state, and local governments and agencies.

The Company has entered into an Option Agreement with Angela Whichard, Inc (“AWI”) to acquire 100% of AWI. AWI owns approximately 40% of the outstanding common stock shares of Grand Sierra Resort Corporation (“GSRC”) and has an option to acquire additional shares of GSRC to bring its ownership interest in GSRC to a majority position of 50.6%. In addition, the Company has made an offer to the remaining shareholders of GSRC whereby it hopes to increase its ownership of GSRC to 100%. GSRC is under contract to purchase the Reno Hilton from Harrah’s Entertainment, and the Company believes that it has obtained commitments for the financing necessary to complete that transaction. The Company therefore anticipates closing on the Reno Hilton acquisition sometime shortly after the GSRC acquisition is completed. Following the planned acquisition of the Reno Hilton, the Company expects to initiate a renovation and repositioning program (the "Redevelopment Project") as the first phase of a master development plan intended to create one of the country's largest destination resort and entertainment complexes outside of Las Vegas. The Redevelopment Project will include the revitalization and re-branding of the Hotel as the Grand Sierra Resort & Casino ("Grand Sierra Resort"), the renovation and upgrade of all hotel rooms and common areas, the addition of high end retail shops, celebrity restaurants, entertainment venues, midways as well as the nation's largest indoor water park. In addition to its already existing 2,000 rooms, the Reno Hilton property includes more than 100 contiguous acres of undeveloped land available for immediate or future development.

The Company has also entered into an agreement to purchase the Tahoe Inn, an operating hotel in Brockway, California. The Tahoe Inn is advantageously situated on the California/Nevada state line, in North Shore Lake Tahoe. The property is an operating 98 room inn and includes building rights for an additional 45 units on approximately 3 acres. The Company intends to complete the purchase for a total consideration of $6,000,000 and believes it has financing in place by which to successfully execute the transaction, which is scheduled to close on or before April 10, 2006.

The Company has also announced its intention to acquire Global Casinos, Inc. (“GCI”) by means of a Share Exchange Agreement between the shareholders of GCI and the Company, and that upon any successful completion of the proposed transaction the Company will file a registration statement with the SEC to register the shares that are exchanged under the agreement. The Company hopes to complete this transaction on or before April 30, 2006.

Management is in the process of evaluating certain other potential acquisitions consistent with its intention to establish a multi-facility hotel, gaming, entertainment, and real estate development company, and believes they have identified several additional such potential strategic acquisitions. The Company’s immediate focus, however, is on maximizing shareholder value through the completion of those transactions formally initiated. Upon the expected successful completion of such transactions management will conduct a more thorough evaluation of the additional potential acquisitions. However, in the event that the currently planned acquisitions are not successfully completed, we believe we have sufficient management and financial resources to execute successfully on our business plan, in the near term, by means of accelerating the evaluation and potentially the acquisition of the alternate strategic acquisition candidates now identified.

With the exception of a laboratory and research assistant, whose employment was terminated prior to December 31, 2005, DTLL, Inc. had no employees during the twelve months ended December 31, 2005.

Item 2. Description of Property

The Company does not own any real property.

DTLL currently shares office space with GelStat, and has shared laboratory space and received administrative and support services from GelStat. DTLL has paid GelStat a fee of $25,000 per month for the space and services pursuant to an Administrative Services Agreement (which is filed as an exhibit to this report on From 10-KSB). The fee is subject to review and adjustment at the request of DTLL, but not more often than 2 times per year. The Agreement continues indefinitely until terminated by a party or by its terms in certain events. On March 27, 2006, the Company elected to exercise its Option to Terminate the Administrative Services Agreement

Item 3. Legal Proceedings

The Company is not a party to any existing or pending legal proceedings involving a claim for damages in excess of 10% of the current assets of the Company, nor has its property been the subject of any such proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the twelve month period ended December 31, 2005.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company’s $0.01 par value common stock (the “Common Stock”) is quoted on the OTC Bulletin Board under the symbol “DTLI.” The following table sets forth the low and the high closing sales prices for each period as reported on the OTC Bulletin Board during the fiscal year ended December 31, 2005. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions, and may not represent actual transactions.

	Closing Price
Fiscal Quarter Ended	Low	High
March 31, 2005	$1.20	$1.90
June 30, 2005	$0.70	$1.35
September 30, 2005	$0.55	$0.71
December 31, 2005	$0.50	$0.65

As of March 24, 2006, the Company had approximately 269 holders of record. The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. While there are no external restrictions on the Company's ability to pay dividends, the Company currently intends to retain its earnings for its future working capital needs. The Company’s anticipated continued need to retain earnings is likely to limit the Company's ability to pay dividends in the future.

No options, warrants or shares were issued during the twelve month period ended December 31, 2005. In January 2005, the Company extended the exercise period for warrants held by consultants and directors of the Company, which previously expire on various dates from March 5, 2005 through December 14, 2014 to December 31, 2014.

Item 6. Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

DTLL operations for the foreseeable future are expected to focus on the acquisition, development and management of premier properties, including hotels, resorts, casinos, and condominiums. The intent of management is to establish a multi-facility hotel, gaming, entertainment, and real estate development company.

We expect to change the name of the Company to “Destination Travel and Leisure International" and we plan to form three business divisions, consisting of: (1) casinos and gaming; (2) hotels and resorts; and (3) a real estate investment trust ("REIT").

On March 4, 2006, the Company appointed Dual B. Cooper, Jr. as President and appointed Dennis Piotrowski as Chief Financial Officer. John Paulsen remained as Chairman and Chief Executive Officer and Dhru Desai and Stephen Roberts remained as directors of the Company.

Dual B. Cooper, Jr., has over thirty years of casino, resort and development experience. He has served as President and CEO of public companies with casino and resort properties from Argentina and Greece to multiple locations in the U.S. Under his leadership, successful casino and resort properties have been developed in Nevada, New Jersey, Mississippi, California, Washington, and Minnesota. Such properties include those of Grand Casinos, Casino Magic, Inc., Bally's, Palace Casino, and Harrah's. Mr. Cooper also served as Managing Partner of a gaming development and management company with a primary focus on development and management of Native American casinos as well as acquisition and development of resort properties. He served as principal officer in developing and operating the highly successful Pechanga Resort & Casino in Southern California as well as the very profitable Tulalip Casinos in Washington State. Mr. Cooper began his career in Reno and Lake Tahoe over three decades ago. He has hands on operation and management experience encompassing all aspects of casino and resort operations, and has served as CEO for publicly traded corporations. His depth of top level management experience will be a major factor in the success of the Company’s overall corporate positioning and branding strategy as a high-end hospitality, timeshare, resort destinations and development company.

Dennis Piotrowski also has over 30 years of experience in the hotel casino industry. He has held positions of controller, CFO, Secretary, Treasurer, General Manager, and CEO of various properties, including both those on the Las Vegas Strip and those in downtown Las Vegas. In addition, he has worked with the Federal Bankruptcy Court as a debtor in possession of one casino property for a three year period. He has successfully raised funds to build and develop properties both in Las Vegas and for Native American hotel casinos. He has been licensed by the gaming commission in various jurisdictions, such as Las Vegas, Nevada; Panama City, Panama; and in the state of Colorado.

Management believes it has identified a series of acquisitions, obtained the necessary financial commitments, and added management expertise that, together, will allow it to execute successfully on its business plan and thereby maximize shareholder value.

The Company has entered into an Option Agreement with Angela Whichard, Inc (“AWI”) to acquire 100% of AWI. AWI owns approximately 40% of the outstanding shares of common stock of Grand Sierra Resort Corporation (“GSRC”) and has an option to acquire additional shares of GSRC to bring its ownership to a 50.6% interest in GSRC. In addition, the Company has made an offer to the shareholders of GSRC whereby it hopes to acquire 100% ownership of GSRC. GSRC is under contract to purchase the Reno Hilton from Harrah’s Entertainment, and the Company believes that it has obtained commitments for the necessary financing by which to complete the acquisition of the Reno Hilton. Following the planned acquisition of the Reno Hilton, the Company expects to initiate a renovation and repositioning program (the "Redevelopment Project") as the first phase of a master development plan intended to create one of the Country's largest destination resort and entertainment complexes outside of Las Vegas. The Redevelopment Project will include the revitalization and branding of the Hotel into the Grand Sierra Resort & Casino ("Grand Sierra Resort"), the renovation and upgrade of all hotel rooms and common areas, the addition of high end retail shops, celebrity restaurants, entertainment venues, midways as well as the nation's largest indoor water park. In addition to its already existing 2,000 rooms, the Reno Hilton property includes more than 100 acres available for future development.

The Company has also entered into an agreement to purchase the Tahoe Inn, an operating hotel in Brockway, California (the “Tahoe Inn”). The Company intends to complete the purchase for a total consideration of $6,000,000 and believes it has financing in place by which to successfully execute the transaction, which is scheduled to close on or before April 10, 2006.

The Company has also announced that it intends to make a formal tender offer for the shares of Global Casinos, Inc. (“GCI”) and acquire a controlling interest in GCI by means of a Share Exchange Agreement between the shareholders of GCI and the Company and that upon any successful completion of the proposed transaction that the Company will file a registration statement with the SEC to register the shares that are exchanged under the agreement. The Company hopes to complete this transaction on or before April 30, 2006.

Management is in the process of evaluating certain other potential acquisitions consistent with its intention to establish a multi-facility hotel, gaming, entertainment, and real estate development company, and believes they have identified several additional such potential strategic acquisitions. The Company’s immediate focus, however, is on maximizing shareholder value through the completion of those transactions formally initiated. Upon the expected successful completion of such transactions management will conduct a more thorough evaluation of the additional potential acquisitions. However, in the event that the currently planned acquisitions are not successfully completed, we believe we have sufficient management and financial resources to execute successfully on our business plan, in the near term, by means of accelerating the evaluation and potentially the acquisition of the alternate strategic acquisition candidates now identified.

The development of real estate projects, especially those that involve gaming, are subject to risks and uncertainties which include, but are not limited to, those relating to permitting, financing and the actions of federal, state, and local governments and agencies.

We anticipate that cash and equivalents now on hand or immediately available to the Company are sufficient to fund Company operations through the expected completion of our fist acquisition, and that we have the ability to obtain the funding necessary to complete all of the transactions presently pending.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2005 AND THE SEVEN MONTHS ENDED DECEMBER 31, 2004

The Company has filed a report on Form 10-KSB for the seven-month transition period ended December 31, 2004, subsequent to the change in its fiscal year end from May 31 to December 31. This, plus the fact that the Company is a new, development stage company that had no revenue in either of its is two most recent fiscal years means that year to year comparisons are of only limited value. However, the following is a financial overview of operations during the last fiscal year.

For the twelve months ended December 31, 2005 and the seven months ended December 31, 2004, the Company recorded no revenues from operations. This is attributable to the fact that operations were suspended in 2003 due to the sale of substantially all of the Company’s assets and the subsequent business operations in 2005, pre-clinical pharmaceutical research and development work, was not expected to and did not generate any revenues for the Company.

For the twelve months ended December 31, 2005, and the seven months ended December 31, 2004, the Company had no marketing expenses. General and administrative expenses for the twelve months ended December 31, 2005, were $682,368 compared to $593,373 for the seven months ended December 31, 2004. Legal expenses for the twelve months ended December 31, 2005, were $19,550 compared to $31,000 for the seven months ended December 31, 2004. Most of the legal expenses for the two fiscal periods were incurred in connection with filings with the Securities and Exchange Commission. Director fees decreased from $147,000 for the seven-months ended December 31, 2004 to $4,000 for the twelve months ended December 31, 2005. Accounting fees increased to $43,544 for the twelve month period ending December 31, 2005, as compared to $30,000 for the seven months ended December 31, 2004. Most of the accounting expenses in both fiscal periods were incurred in connection with filings with the Securities and Exchange Commission.

For the twelve months ended December 31, 2005, and the seven months ended December 31, 2004, the Company had no interest expense. For the twelve months ended December 31, 2005, and the seven months ended December 31, 2004, the Company had no income taxes. The absence of a tax benefit is a result of the fact that the Company did not have any operations that would potentially create profits to apply the benefit against. The valuation allowance was provided as it is probable the deferred tax assets will not be realized. Net loss for the twelve months ended December 31, 2005, increased to a loss of $1,469,500 from a loss of $581,000 for the seven months ended December 31, 2004. The increase in net loss for the period ended December 31, 2005 was mainly attributable to an increase in research and development expense.

On December 31, 2005, the Company's total assets were $59,600 compared to $500,000 on December 31, 2004. The decrease in assets was due to the net loss from operations. Total liabilities increased to $127,600 at December 31, 2005, compared to $64,000 at December 31, 2004. The increase in liabilities was attributable to an increase in accounts payable resulting from the increased research and development activities of the Company. Stockholders' equity decreased to a deficit of $68,000 from a positive $436,000 as of December 31, 2004, primarily due to a net loss from operations of $1,469,000.

LIQUIDITY AND CAPITAL RESOURCES.

During the twelve month period ending December 31, 2005, operations of the Company produced a negative cash flow of $455,000 as compared to a negative cash flow of $175,000 for the seven months ended 12-31-04. The decrease in operating cash flows resulted mostly from an increase in research and development costs.

In January 2005, DTLL acquired from GSC Subsidiary, Inc. (f/k/a GS Pharma, Inc.) an exclusive license to develop and commercialize prescription drug applications for certain compounds discovered and developed by GelStat. In exchange for the license, GSC Subsidiary received 12.5 million shares of DTLL, or approximately 94 percent of the outstanding shares of DTLL.

Effective November 14, 2005, GSC Subsidiary sold 12.4 million of its 12.5 million shares to Rotate Black, L.L.C. for cash in the amount of $500,000. As a result of that transaction, Rotate Black, L.L.C. became the owner of approximately 91.7% of the issued and outstanding shares of the Common Stock and has obtained control of the Company.

The long range goals for the Company include the acquisition, development and management of premier properties, including hotels, resorts, casinos, and condominiums. The intent of management is to establish a multi-facility hotel, gaming, entertainment, and real estate development company.

Other than possibilities presented by recent management activity in the pursuit of appropriate acquisition candidates, as disclosed herein, there are no known trends, events, or uncertainties known to management at this time that have had or are reasonably expected to have a material impact on the net sales or revenues or income from investments made by the Company.

Item 7. Financial Statements

The Company's Financial Statements, and the report of Olsen Thielen & Co., LTD, independent registered public accountants, with respect thereto, as listed below, appear following the signature page in this Form 10-KSB.

Report of Independent Registered Public Accounting Firm
Balance Sheets December 31, 2004 and December 31, 2005
Statement of Operations Twelve months ended December 31, 2005, Seven months Ended December 31, 2004 and Twelve months ended May 31, 2004
Statement of Stockholders’ Equity Twelve months ended December 31, 2005, Seven months Ended December 31, 2004 and Twelve months ended May 31, 2004
Statement of Cash Flows Twelve months ended December 31, 2005, Seven months Ended December 31, 2004 and Twelve-months ended May 31, 2004
Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have not been any changes in or disagreements with accountants during the twelve-months ended December 31, 2005.

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

Item 8B. Other Information

Not Applicable

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below are the names, ages and positions of the directors and executive officers of the Company during the twelve months ended December 31, 2005:

Name	Age	Position With Company
Stephen Roberts, M.D.	45	Director, Chief Executive Officer, Chief Financial Officer and Secretary

Stephen C. Roberts was elected to the Board of Directors in 2005.  Dr. Roberts is a founder of GelStat, where he presently serves as Chairman and CEO. From June, 2001, to April, 2003 Dr. Roberts was with Oak Ridge Financial Group, Inc., a Minneapolis-based investment banking firm, and prior to that, from May 1999, was President of Naturewell, Inc. Dr. Roberts founded AmTech Scientific, Inc. in 1998, primarily to develop and commercialize a unique diagnostic test for the detection of active tuberculosis. Dr. Roberts led the product development activities and FDA submissions for AmTech Scientific, which was subsequently acquired by LaJolla Diagnostics, which subsequently sold the AmTech TB test to Meridian Bioscience, Inc. Dr. Roberts has substantial experience in clinical research, basic science research and regulatory issues. He was a Partner and Principal at Maven Securities, Inc., a Minneapolis-based investment banking firm, from 1996 to 1998. Dr. Roberts received his medical degree from the University of Minnesota Medical School and received a B.A. in Chemistry and Biology from St. Olaf College in Northfield, Minnesota.

On January 4, 2006, in connection with the acquisition of 12.4 million shares of our Common Stock by Rotate Black, L.L.C. (approximately 91.7% of the issued and outstanding shares of Common Stock at that time), Stephen Roberts, previously the sole member of the Board of Directors of DTLL, elected the two managers of Rotate Black, L.L.C., John Paulsen and Dhru Desai, as members of the Board of Directors. Mr. Paulsen was appointed as President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors, and Mr. Desai was appointed as Secretary. Dr. Roberts resigned his position as Chief Executive Officer, President, Chairman, Chief Financial Officer and Secretary in connection with the election of the new officers. Mr. Desai was elected Chairman of the audit committee, to serve along with Mr. Paulsen and Dr. Roberts. Mr. Desai was elected Chairman of the compensation committee to serve along with Dr. Roberts.

John Paulsen, age 43, has nearly twenty years of management experience, much of it with development stage companies, where he has been instrumental in their growth and ultimate transformation to long term market leaders. He is currently a managing partner of Rotate Black, L.L.C. and Chairman and CEO of eNucleus, Inc., where he has led the successful development and execution of its profitable software and services company focused on delivering quality solutions to the Global 1000. Prior to April 1999, Mr. Paulsen served as President and CEO of MetroLink Communications, Inc., a joint venture company with Teleport USA, a network development firm focused on long haul transport of voice, video and data communications via software protocols. Prior to 1995, Mr. Paulsen served as President and CEO of American Teletronics, Inc. one of the nation’s first and largest long distance resellers.

Dhru Desai, age 44, has a distinguished career spanning two decades in the technology and venture development arenas. Mr. Desai is currently the managing partner of Congruent Ventures, L.L.C., a Midwest-based seed capital firm focused on investing in real estate, medical, and technology ventures. Prior to joining Congruent Ventures, Mr. Desai was the President of eNucleus, Inc., a profitable software and services provider offering a wide range of “off the shelf” and customized process management applications to the Global 1000. Mr. Desai was also the founder of Cronus Technologies, one of the telecom industry’s first signaling gateway companies, later divested to FastCom and Cisco for $50 million.

The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the discretion of the Board. None of the current officers of DTLL, Inc. has an employment agreement with the Company.

Audit Committee/Financial Expert

As of December 31, 2005 the Company did not have an audit committee. Pursuant to Section 3(a)(58)(B) of the Securities Exchange Act of 1934, as amended, the Company’s entire Board of Directors served as the audit committee. The Company believes that Dr. Roberts qualifies as audit committee financial expert due to his professional experience. Dr. Roberts, the sole Board member, was not independent. The designation of Dr. Roberts as the audit committee financial expert does not impose on him any duties, obligations or liability that are greater than the duties, obligations and liability otherwise imposed on him as a member of the Board of Directors in the absence of such designation or identification.

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

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company during the seven-month period ended December 31, 2005, all Section 16(a) filing requirements applicable to Insiders were complied with.

Item 10. Executive Compensation

The following table sets forth certain information regarding compensation paid during the fiscal year ended December 31, 2005 and each of the Company’s last two prior fiscal years to the person serving as Chief Executive Officer during those fiscal periods. No other persons serving as executive officers of the Company during the fiscal year ended December 31, 2005 received total salary and bonus compensation in excess of $100,000.

Executive Compensation Table

			Annual Compensation		Long Term Compensation
Name and Principal Position		Fiscal Period	Salary	Bonus	Underlying Options	All Other Compensation

Stephen Roberts Chief Executive Officer	Year End Dec. 31	2005	$0	0	0	0
Russell Felton[1] Chief Executive Officer	Year End May 31	2004	$6,000	5,000	—	—
Russell Felton Chief Executive Officer	7 Month End Dec.	2004	$3,500	5,000	—	—

(1) Elected as Chief Executive Officer as of March 20, 2003, upon consummation of the sale of assets to DRIA, LLC. Mr. Felten received a monthly salary of $500.

Option/SAR Grants in Last Fiscal Year

There were no options granted to the Chief Executive Officer during the twelve month period ended December 31, 2005. The Company has not granted stock appreciation rights.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

There was no exercise of stock options during the twelve-month period ended December 31, 2005 by the Chief Executive Officer and there were no options held at fiscal year end by the Chief Executive Officer.

Director Compensation

Subsequent to the sale of DTLL, Inc.’s assets in March of 2003, the Company’s Board was comprised of only three directors.  Each of the three directors received a fee of $1,500 per month plus $500 for each board meeting attended. For the seven month period ended December 31, 2004, accruals for one-time bonus payments were made for the following amounts: Russ Felton $25,000, Edward Adams $20,000, and Tom Krosschell $15,000. These one-time bonus payments were subsequently satisfied in January of 2005 following the close of the current reporting period.

In January 2005, the Company extended the exercise period for warrants held by the three directors, which previously expire on various dates from March 5, 2005 through December 14, 2014 to December 31, 2014.

Subsequent to the acquisition by GSC Subsidiary of 12.5 million shares of the Company’s Common Stock in January, 2005, Dr. Roberts was appointed as director and each of the three prior directors resigned. Dr. Roberts served as the sole director for the remainder of 2005 and received no cash or other compensation for his services as a director during the twelve months ended December 31, 2005.

Employment Contracts

The Company did not have any written employment agreements with its officers during the fiscal year ended December 31, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management  and Related Stockholder Matters

The following table sets forth the number of shares of Common Stock beneficially owned as of the fiscal year ended December 31, 2005, by each person or entity known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, by each executive officer of the Company named in the Summary Compensation table, by each current director of the Company and by all directors and executive officers (including the named individuals) as a group. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

	Name and Address of	Amount and Nature of	Percent
Title of Class	Beneficial Owner	Beneficial Owner	of Class

Common	Stephen C. Roberts, MD	50,000	0.4%
	1650 West 82nd Street, Suite 1200
	Bloomington, MN 55431

Common	GSC Subsidiary, Inc.	12,500,000	92.4%
	1650 West 82nd Street, Suite 1200
	Bloomington, MN 55431

Common	Officers and Directors as a	50,000	0.4%
	group (1 person)

Effective November 14, 2005, GSC Subsidiary sold 12.4 million of its 12.5 million shares to Rotate Black, L.L.C. for cash in the amount of $500,000. As a result of that transaction, Rotate Black, L.L.C. became the owner of approximately 91.7% of the issued and outstanding shares of the Common Stock and has obtained control of the Company.

Equity Compensation Plans

The following table provides information as of December 31, 2005 about the Company’s equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	224,998	$1.06	8,136
Equity compensation plans not approved by security holders / discretionary warrants	386,331	$.69	undetermined
Total	611,329	$.83	8,136

The Company has in the past and may in the future grant warrants to consultants, directors, executives and employees at prices and on terms determined by the Board of Directors in its discretion. The grant of warrants is not done pursuant to any written plan considered by the shareholders, rather each warrant is a separate written agreement. In 2000, 63,831 five-year warrants were granted, each having an exercise price of $.47 per share. An additional 75,000 warrants were issued in September 2002 and expire in 2007, each having an exercise price of $1.01 per share. An additional 75,000 warrants were issued in October 2003 and expire in 2013, each having an exercise price of $0.75 per share. An additional 75,000 warrants were issued in October 2004 and expire in 2014, each having an exercise price of $1.40 per share. An additional 60,000 warrants were issued in October 2004 and were exercised in December 2004 at a price of $0.01 per share. An additional 7,500 warrants were issued in November 2004 and expire in 2014, each having an exercise price of $0.01 per share. An additional 90,000 warrants were issued in December 2004 and expire in 2014, each having an exercise price of $0.01 per share.

In January 2005, the Company extended the exercise period for warrants held by consultants and directors of the Company, which previously expire on various dates from March 5, 2005 through December 14, 2014 to December 31, 2014. There were 357,554 warrants with a weighted average exercise price of $0.72 per share subject to the modification in the exercise period.

Item 12. Certain Relationships and Related Transactions

During the fiscal year ended December 31, 2005 and the seven month period ending December 31, 2004, the Company has not entered into any material transactions with an officer, director, or a beneficial owner of 5% or more of the Company's Common Stock, except as follows:

After the sale of the Company’s assets, the Company entered into an agreement with Oak Ridge Financial Services Group, Inc., pursuant to which up to $250,000 of DTLL, Inc.’s cash could be invested by Oak Ridge Financial Services Group, Inc., which received 20% of any profits made through such investments. The agreement was terminated in March of 2004. Former director Edward Adams is the Vice Chairman of Oak Ridge Capital Group, Inc., the parent company of Oak Ridge Financial Services Group, Inc., f/k/a Equity Securities Investments, Inc. On February 11, 2005 the account was closed and the balance transferred to DTLL, effectively terminating the investment management relationship.

On January 12, 2004 the Company entered into a credit line agreement with Card Acquisition, LLC (“Card Acquisition”), pursuant to which the Company agreed to provide to Card Acquisition a credit line of up to $150,000. Each loan made under the credit line will bear an annual interest rate of 15%. The agreement expired on May 7, 2005. Card Acquisition used the loans to acquire certain non-performing consumer debt and repaid the loan out of the collection of such debt. Card Acquisition was obligated to pay to Oak Ridge Financial Services Group, Inc. an aggregate amount of $10,000 for services rendered in connection with the establishment of this business relationship. On December 13, 2004 all obligations including principal advances and accrued interest pursuant to this agreement were paid to the Company in full.

On May 20, 2004, the Company filed a Form 8-K, announcing that the Company signed a letter of intent with Apollo Diamond, Inc. and Apollo Nano-Diamond Corporation to enter into a Cooperative Technology Agreement. Former director Edwards S. Adams is a shareholder and acting officer of Apollo Diamond, Inc. Mr. Adams did not participate in any decisions of the Company’s Board as far as the Company’s business relationship with Apollo Diamond, Inc. is concerned. The Company’s Board formed a special committee consisting of Messrs. Felten and Krosschell that was authorized to take any actions the Board would be authorized to take with regard to the relationship with Apollo Diamond, Inc. On October 15, 2004, DTLL, Inc. (the “Company”) announced in a press release the termination of the Company’s Letter of Intent with Apollo Diamond, Inc., and Apollo Nano-Diamond Corporation entered into a Cooperative Technology Agreement.

DTLL currently shares office and laboratory space and receives administrative and support services from GelStat Corporation, formerly its largest beneficial shareholder. DTLL pays GelStat a fee of $25,000 per month for the space and service pursuant to an Administrative Services Agreement (which is filed as an exhibit to this report on From 10-KSB). The fee is subject to review and adjustment at the request of DTLL, but not more often than 2 times per year. The Agreement continues indefinitely until terminated by a party or by its terms in certain events. On March 27, 2006, the company elected to exercise its Option To Terminate Administrative Services Agreement (“Option”) and has accordingly provided notice to GelStat and to GSC Subsidiary that it no longer wishes to pursue the pharmaceutical business. As a result of the company’s exercise of the Option, certain contingent liabilities of the company have been eliminated and ownership of the license to certain pharmaceutical development rights and laboratory equipment reverted to GSC Subsidiary. The company has not yet evaluated the impact of this transaction on its financial statements.

Item 13. Exhibits and Reports on Form 8-K

Exhibits:

See Exhibit Index following the Financial Statements.

Reports on Form 8-K:

All information required to be disclosed on a report on a Form 8-K during the period covered by this Form 10-KSB has been disclosed on a Form 8-K.

Item 14. Principal Accountant Fees and Services

Audit Fees

The following fees were billed by Olsen Thielen & Co., LTD for services rendered for the seven-month period ended December 31, 2004 and the fiscal year ended December 31, 2005:

	Fiscal Year ended December 31, 2005	Seven-months ended December 31, 2004
Audit Fees	$33,441	$26,100
Audit-Related Fees	—	—
Tax Fees	2,950	3,500
All Other Fees	2,459	—

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

All other fees include fees for response to SEC inquiries.

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

DTLL, INC.

Date: March 30, 2006	By:	/s/ John Paulsen
John Paulsen Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities, and on the dates indicated.

Date: March 30, 2006	By:	/s/ John Paulsen
John Paulsen Chairman & Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
DTLL, Inc
Bloomington, Minnesota

We have audited the accompanying balance sheets of DTLL, Inc. (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2005, seven months ended December 31, 2004, year ended May 31, 2004, and the period from inception of development stage (January 5, 2005) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DTLL, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005, seven months ended December 31, 2004, year ended May 31, 2004 and the period from inception of development stage (January 5, 2005) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Olsen, Thielen & Co, Ltd.
St Paul, Minnesota
March 28, 2006

DTLL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2005	2004
ASSETS:

CURRENT ASSETS:
Cash and Cash Equivalents	$—	$499,505
Accounts Receivable	—	600
Prepaid Expenses	21,637	—

Total Current Assets	21,637	500,105

Property and Equipment, net	37,970	—

TOTAL ASSETS	$59,607	$500,105

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts Payable	$36,196	$222
Accrued Expenses	—	63,504
Related Party Payable	91,423	—

Total Current Liabilities	127,619	63,726

STOCKHOLDERS’ EQUITY:
Common Stock - $.01 par value; 50,000,000 Shares Authorized,
13,525,693 and 824,474 Shares Issued and Outstanding	135,257	8,245
Additional Paid-in Capital	2,766,834	1,928,744
Accumulated Deficit	(1,500,610)	(1,500,610)
Accumulated Deficit from Inception of Development Stage	(1,469,493)	—

Total Stockholders’ Equity (Deficit)	(68,012)	436,379

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,607	$500,105

The accompanying notes are an integral part of financial statements.

DTLL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

				From Inception of Development Stage (January 5, 2005) to December 31, 2005

	Year Ended	Seven Months Ended	Year Ended
	December 31,	December 31,	May 31,
	2005	2004	2004

SALES	$—	$—	$—	$—

COST OF SALES	—	—	—	—

GROSS PROFIT	—	—	—	—

EXPENSES
General & Administrative	682,368	593,373	221,959	682,368
Research & Development	787,491	—	7,789	787,491

TOTAL EXPENSES	1,469,859	593,373	229,748	1,469,859

LOSS FROM OPERATIONS	(1,469,859)	(593,373)	(229,748)	(1,469,859)

OTHER INCOME (EXPENSE)
Interest and Dividend Income	366	12,152	4,728	366
Other Income	—	462	—	—
Loss on Sale of Marketable Securities	—	—	(11,805)	—

TOTAL OTHER INCOME (EXPENSE)	366	12,614	(7,077)	366

LOSS BEFORE INCOME TAXES	(1,469,493)	(580,759)	(236,825)	(1,469,493)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(1,469,493)	$(580,759)	$(236,825)	$(1,469,493)

BASIC NET LOSS PER COMMON SHARE	$(0.11)	$(0.76)	$(0.31)	$(0.11)

DILUTED NET LOSS PER COMMON SHARE	$(0.11)	$(0.76)	$(0.31)	$(0.11)

AVERAGE BASIC SHARES OUTSTANDING	13,520,214	765,253	763,565	13,522,915
AVERAGE DILUTED SHARES OUTSTANDING	13,520,214	765,253	763,565	13,522,915

The accompanying notes are an integral part of financial statements.

DTLL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2005, SEVEN MONTHS ENDED DECEMBER 31, 2004,
AND THE YEAR ENDED MAY 31, 2004

					Accumulated
	Common Stock				Deficit from
	Number		Additional		Inception of
	of		Paid-In	Accumulated	Development
	Shares	Amount	Capital	Deficit	Stage	Total

BALANCE on May 31, 2003	763,565	$7,636	$1,578,485	$(683,026)	$—	$903,095

Net Loss	—	—	—	(236,825)	—	(236,825)

BALANCE on May 31, 2004	763,565	7,636	1,578,485	(919,851)	—	666,270

Options and Warrants Exercised	60,909	609	928	—	—	1,537
Net Loss	—	—	—	(580,759)	—	(580,759)
Compensation Expense on Warrants Issued	—	—	349,331	—	—	349,331

BALANCE on December 31, 2004	824,474	8,245	1,928,744	(1,500,610)	—	436,379

January 2005 - Revaluation of Warrants	—	—	115,725	—	—	115,725
January 2005 - Issuance of shares to Gelstat	12,500,000	125,000	284,377	—	—	409,377
January 2005 - Issuance of shares for Investor Relations Consultant	200,000	2,000	438,000	—	—	440,000
Shares issued in 2004 and confirmed in 2005	1,219	12	(12)	—	—	—
Net loss	—	—	—	—	(1,469,493)	(1,469,493)

BALANCE on December 31, 2005	13,525,693	$135,257	$2,766,834	$(1,500,610)	$(1,469,493)	$(68,012)

The accompanying notes are an integral part of financial statements.

DTLL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

				From Inception of Development Stage (January 5, 2005) to December 31, 2005

	Year Ended	Seven Months Ended	Year Ended
	December 31,	December 31,	May 31,
	2005	2004	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,469,493)	$(580,759)	$(236,825)	$(1,469,493)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation and Amortization	6,573	—	—	6,573
Loss on sale of marketable securities	—	—	11,805	—
(Purchases) of marketable securities, net	—	—	(62,660)	—
Stock consideration for research and development	409,377	—	—	409,377
Compensation expense on warrant issued	—	349,331	—	—
Compensation expense on warrants revaluation	115,725	—	—	115,725
Changes in Net Assets and Liabilities:	—	—	—	—
Accounts Receivable	600	(600)	—	600
Income Tax Receivable	—	—	30,977	—
Prepaid Expenses	418,363	—	6,701	418,363
Accounts Payable	35,974	—	(5,748)	35,974
Accrued Expenses	(63,504)	57,445	(18,941)	(63,504)
Related Party Payable	91,423	—	—	91,423
Net Cash Used In Operating Activities:	(454,962)	(174,583)	(274,691)	(454,962)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(44,543)	—	—	(44,543)
Note Receivable (Issued) Paid	—	153,446	(153,446)	—
Net Cash Provided by (Used In) Investing Activities:	(44,543)	153,446	(153,446)	(44,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued	—	1,537	—	—
Net Cash Provided by Financing Activities:	—	1,537	—	—

NET DECREASE IN CASH	(499,505)	(19,600)	(428,137)	(499,505)

Cash and Cash Equivalents at Beginning of Period	499,505	519,105	947,242	499,505

Cash and Cash Equivalents at End of Period	$—	$499,505	$519,105	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$—	$—	$—	$—

Income taxes	$—	$—	$(30,977)	$—

The accompanying notes are an integral part of financial statements.

DTLL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

DTLL, Inc., f/k/a Dental Resources, Inc. (the "Company" or "DTLL") was incorporated in Minnesota in 1976. Until March 20, 2003, the Company was principally engaged in manufacturing and marketing associated groups of dental related products to dentists, dental clinics, hospitals and dental laboratories. On March 20, 2003, the Company’s shareholders approved the sale of substantially all of its assets to DRIA, LLC, based on an asset purchase agreement dated November 1, 2002. Under the asset purchase agreement, DRIA purchased substantially all of the Company’s assets and assumed the outstanding obligations and liabilities of the Company. The Company ceased operating its business as of the close of business on March 20, 2003. On January 5, 2005, DTLL issued 12.5 million shares of its Common Stock to GSC Subsidiary, Inc. (f/k/a GS Pharma, Inc.) a wholly-owned subsidiary of GelStat Corporation (“GelStat”) pursuant to a Contribution and Stock Acquisition Agreement in exchange for the exclusive, worldwide license of all rights to the development and commercialization of pharmaceutical (prescription drug) applications related to GelStat’s intellectual property and ongoing research and development work.

The Company is a development stage company, and its activities during the year ended December 31, 2005 were focused on preclinical drug development and research activities. DTLL currently maintains office and laboratory space and receives management, administrative and support services from GelStat, previously its largest beneficial shareholder. DTLL pays GelStat a fee of $25,000 per month pursuant to an Administrative Services Agreement. The fee is subject to review and adjustment at the request of DTLL, but not more often than two times per year. On November 14, 2005, GelStat, GSC Subsidiary and the Company entered into an agreement granting the Company the option to terminate the agreement during the evaluation period of November 14, 2005 to April 20, 2006.

On March 27, 2006, the Company elected to exercise its Option to Terminate the Administrative Services Agreement (“Option”) and has accordingly provided notice to GelStat and to GSC Subsidiary that it will no longer pursue the pharmaceutical business. The Company will instead focus exclusively on the acquisition, development and management of premier properties, including hotels, resorts, casinos, and condominiums. The Company expects to change its name to “Destination Travel and Leisure International" and plans to form three business divisions, consisting of: (1) casinos and gaming; (2) hotels and resorts; and (3) a real estate investment trust ("REIT").

As a result of the Company’s exercise of the Option, certain current liabilities of the Company will be eliminated and ownership of the license for all rights to the development and commercialization of pharmaceutical (prescription drug) preparations related to GelStat’s intellectual property and ongoing research and development work and laboratory equipment will revert to GSC Subsidiary. The Company has not yet evaluated the impact of this transaction on its financial statements.

During the year ended December 31, 2005, the Company had no sales and no inventory.

The Company’s fiscal year end has been changed from May 31 to December 31. The Company has filed a report on Form 10-KSB for the seven-month transition period ended December 31, 2004.

DTLL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimate relates to stock-based compensation. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents that consist of Money Market Funds are stated at cost which approximates fair value.

Receivables

Receivables were stated at the amounts the Company expected to collect from outstanding balances. The Company provided for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that were still outstanding after the Company had used reasonable collection efforts were written off through a charge to the valuation account and a credit to the receivable account.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line methods over the estimated useful lives of the related assets. Property and equipment include cost of $44,543 and accumulated depreciation of $6,573 at December 31, 2005.

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

DTLL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Net Loss per Common Share

Basic net loss per share is based on the weighted average number of common shares outstanding during each year. Diluted net loss per common share includes the dilutive effect of potential common shares outstanding. The Company calculates the dilutive effect of outstanding stock options and warrants using the treasury stock method. A reconciliation of loss per share for the year ended December 31, 2005, seven month period ended December 31, 2004, year ended May 31, 2004, and from inception of development stage (January 5, 2005) to December 31, 2005 is as follows:

				From Inception of Development Stage (January 5, 2005) to December 31, 2005

	Year Ended	Seven Months Ended	Year Ended
	December 31,	December 31,	May 31,
	2005	2004	2004

Net Loss as reported	$(1,469,493)	$(580,759)	$(236,825)	$(1,469,493)

Average shares outstanding	13,520,214	765,253	763,565	13,522,915

Effect of dilutive securities:
Options and warrants	—	—	—	—
Equivalent Shares	13,520,214	765,253	763,565	13,522,915

Net loss per share:
Basic and diluted, as reported	$(0.11)	$(0.76)	$(0.31)	$(0.11)
Basic and diluted, proforma	$(0.11)	$(0.76)	$(0.31)	$(0.11)

Stock Options and Warrants

No stock options or warrants were issued during the twelve months ended December 31, 2005.

The Company follows the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” but applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with its employees. There was no compensation expense recorded for options and warrants issued to officers and employees in previous fiscal years.

DTLL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

If the Company had elected to recognize compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123 net loss and net loss per share would have been as follows:

				From Inception of Development Stage (January 5, 2005) to December 31, 2005

	Year Ended	Seven Months Ended	Year Ended
	December 31,	December 31,	May 31,
	2005	2004	2004

Net Loss as reported	$(1,469,493)	$(580,759)	$(236,825)	$(1,469,493)

Stock based compensation expense
included in net loss	115,725	349,331	—	115,725

Total stock-based employee compensation
expense determined under fair value
based method for all awards	(531,180)	(539,123)	(103,877)	(531,180)
Proforma net loss	(1,884,948)	(770,551)	(340,702)	(1,884,948)

Net loss per share:
Basic and diluted, as reported	$(0.11)	$(0.76)	$(0.31)	$(0.11)
Basic and diluted, proforma	$(0.14)	$(1.01)	$(0.45)	$(0.14)

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments. The Company places it cash investments with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts that, at times, may exceed the federally insured limits. The Company has not experienced losses in these accounts and does not believe it is exposed to any significant credit risk.

Financial Instruments

The fair value of the Company’s financial instruments approximates carrying value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense for any awards that are not fully vested as of the effective date. Compensation awards for the unvested awards will be measured based on fair market value of the awards previously calculated in developing the pro forma disclosures in accordance with provisions of SFAS No. 123.

DTLL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

NOTE 3 – DEVELOPMENT STAGE COMPANY

The Company became a development stage company upon the completion of the transaction discussed in note 3. The Company had no sales or inventory during year ended December 31, 2005. The Company has relied upon the services of various GelStat Corporation personnel, provided pursuant to an Administrative Services Agreement with GelStat Corporation.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, i.e., the financial statements contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on generating revenues through sales or licensing of products, achieving profitability and/or obtaining additional capital. Management is currently exploring strategic options for the Company, including pursuing other business combinations and obtaining additional debt or equity capital to meet all of its existing cash obligations and to fund its business objectives; however, there can be no assurance that capital will be available or available on terms acceptable to the Company.

NOTE 4 – TRANSACTIONS

On January 5, 2005, the Company completed a transaction whereby it issued 12.5 million shares of its Common Stock to GSC Subsidiary, Inc., a wholly owned subsidiary of GelStat, in exchange for an exclusive, worldwide license of all rights to the development and commercialization of pharmaceutical (prescription drug) preparations related to GelStat's intellectual property and ongoing research and development work.

As a result of this transaction, GelStat became the beneficial owner of 12.5 million shares, or approximately 94 percent of the outstanding shares, of DTLL through its subsidiary, and Stephen Roberts, M.D., GelStat’s Chairman and CEO, became President and Chief Executive Officer of DTLL.

The rights to the exclusive license for provisional patents, patent applications and other intellectual property related to the business of GelStat were valued at $409,377. These rights were written off to in-process research and development on the date of acquisition.

DTLL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Effective November 14, 2005, GSC Subsidiary sold 12.4 million of its 12.5 million shares to Rotate Black, L.L.C. for cash in the amount of $500,000. As a result of such transaction, Rotate Black, L.L.C. became the owner of approximately 91.7% of the issued and outstanding shares of the Common Stock and has obtained control of the Company.

NOTE 5 – NOTES RECEIVABLE

On January 12, 2004 the Company entered into a credit line agreement with Card Acquisition, LLC (“Card Acquisition”), pursuant to which the Company agreed to provide to Card Acquisition a credit line of up to $150,000. Each loan made under the credit line would bear an annual interest rate of 15%. Unless terminated earlier by the Company, the agreement was to expire on May 7, 2005. Card Acquisition intended to use the loans to acquire certain non-performing consumer debt and was to repay the loan out of the collection of such debt. The Company received a promissory note of up to $150,000 dated January 9, 2004 to evidence the credit line. Any loans to be made under the agreement were to be secured by a security interest in the consumer debt acquired with the respective loan pursuant to a security agreement dated January 9, 2004. On January 22, 2004, the Company provided a loan of $33,000 to Card Acquisition pursuant to the agreement. Interest has been accrued from the date of the loan to May 31, 2004. On April 26, 2004, the Company provided an additional loan of $117,000 to Card Acquisition pursuant to the agreement. On December 13, 2004 all obligations including principal advances and accrued interest pursuant to this agreement were paid to the Company in full.

NOTE 6 – INCOME TAXES

Income tax expense consists of the following:

				From Inception of Development Stage (January 5, 2005) to December 31, 2005
	Year Ended	Seven Months Ended	Year Ended
	December 31,	December 31,	May 31,
	2005	2004	2004
Current:
State	$—	$—	$—	$—
Deferred	(343,175)	(139,880)	(51,162)	$(343,174)
Increase in Valuation Allowance	343,175	139,880	51,162	$343,174

Total Income Tax Benefit	$—	$—	$—	$—

The provision for income taxes varied from the federal statutory rate as follows:

				From Inception of Development Stage (January 5, 2005) to December 31, 2005
	Year Ended	Seven Months Ended	Year Ended
	December 31,	December 31,	May 31,
	2005	2004	2004
Federal Tax at Statutory Rate	34.0%	34.0%	34.0%	34.0%
State Income Taxes, Net of Federal Benefit	6.5	6.7	6.0	6.5
Non Deductible Expenses	—	(0.3)	(0.2)	—
Valuation Allowance	(23.4)	(24.1)	(21.6)	(23.4)
Effect of Graduated Tax Rates	(19.0)	(19.1)	(18.9)	(19.0)
Other	1.9	2.8	0.7	1.9

Effective Tax Rate	0.0%	0.0%	0.0%	0.0%

DTLL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The components of deferred income taxes are as follows:

	December 31,	December 31,
	2005	2004
Noncurrent Deferred Tax Assets:
Operating Loss Carryforwards	$466,894	$150,717
Compensation on Stock Warrants	115,385	88,387
Other	5,840	5,840
Gross Deferred Tax Assets	588,119	244,944
Less Valuation Allowance	(588,119)	(244,944)
Net Noncurrent Deferred Tax Asset	—	—

The Company has net operating loss carryforwards as of December 31, 2005 of $2,061,000 and $1,892,000 that can be used to offset future federal and state taxable income respectively. If not utilized, these carryforwards will expire beginning in 2024.

NOTE 7 - STOCK OPTIONS AND WARRANTS

The Company has a stock option plan, which allows issuance of stock options to officers, key employees and consultants of the Company. The exercise price for each option is to be no less than 100% of the fair market value of the Common Stock on the day the option is granted. Options under this plan have a term of ten years. A total of 234,043 shares of Common Stock have been reserved for this plan. As of December 31, 2005 8,136 remained available to be issued under this plan.

The Company follows the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” but applies APB Opinion No.25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with its employees which are non compensatory.

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

In January 2005, the Company extended the exercise period for warrants held by consultants and directors of the Company, which previously expired on various dates from March 5, 2005 through December 14, 2014 to December 31, 2014. There were 357,554 warrants with a weighted average exercise price of $0.72 per share subject to the modification in the exercise period. Because of the modification to the terms related to the exercise period granted to those consultants, the Company recorded compensation expense of $115,725 during the year ended December 31, 2005.

DTLL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The following summarizes transactions for stock options and warrants for the year ended December 31, 2005, seven month period ended December 31, 2004 and the year ended May 31, 2004.

	Stock Options		Warrants
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at May 31, 2003	77,128	$1.01	138,831	$0.76

Issued	150,000	0.50	75,000	0.75
Cancelled	(75,000)	1.01	—	—
Outstanding at May 31, 2004	152,128	0.51	213,831	0.76

Exercised	(909)	1.03	(60,000)	0.01
Issued	74,998	2.19	232,500	0.46
Cancelled	(1,219)	1.03	—	—
Outstanding at December 31, 2004	224,998	$1.06	386,331	$0.69

Exercised	—	—	—	—
Issued	—	—	—	—
Cancelled	—	—	(21,277)	0.47
Outstanding at December 31, 2005	224,998	$1.06	365,054	$0.65

All stock options and warrants are fully vested and currently exercisable as of December 31, 2005. The weighted average fair value of options and warrants granted during the year ended December 31, 2005, seven month period ended December 31, 2004 and year ended May 31, 2004 was $0, $1.75 and $.46, respectively. The weighted average remaining life of all options and warrants outstanding at December 31, 2005 was 7.22 years.

The following table summarized the status of options and warrants outstanding at December 31, 2005:

		Weighted	Weighted Average
Range of Exercise Prices	Shares	Remaining Life	Exercise Price
Options
$ 0.25	75,000	2.78	$ 0.25
$ 0.75	75,000	2.59	$ 0.75
$ 2.14	49,998	8.50	$ 2.14
$ 2.30	25,000	3.50	$ 2.30

Warrants
$ 0.01	97,500	8.60	$ 0.01
$ 0.47	42,554	9.00	$ 0.47
$ 0.75	75,000	9.00	$ 0.75
$ 1.01	75,000	9.00	$ 1.01
$ 1.40	75,000	9.00	$ 1.40

The Company follows the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” but applies APB Opinion No.25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with its employees.

DTLL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

If the Company had elected to recognize compensation cost for its stock based transactions with employees using the method prescribed by SFAS No. 123, net loss and loss per share would have been as follows:

				From Inception of Development Stage (January 5, 2005) to December 31, 2005

	Year Ended	Seven Months Ended	Year Ended
	December 31,	December 31,	May 31,
	2005	2004	2004

Net Loss as reported	$(1,469,493)	$(580,759)	$(236,825)	$(1,469,493)

Stock based compensation expense
included in net loss	115,725	349,331	—	115,725

Total stock-based employee compensation
expense determined under fair value
based method for all awards	(531,180)	(539,123)	(103,877)	(531,180)
Proforma net loss	(1,884,948)	(770,551)	(340,702)	(1,884,948)

Net loss per share:
Basic and diluted, as reported	$(0.11)	$(0.76)	$(0.31)	$(0.11)
Basic and diluted, proforma	$(0.14)	$(1.01)	$(0.45)	$(0.14)

The fair value of the options and warrants granted was estimated using the Black-Scholes option pricing model, using the following assumptions:

	Year Ended	Seven Months Ended	Year Ended
	December 31,	December 31,	May 31,
	2005	2004	2004
Risk-Free Interest Rate	4.14%	3.95%	3.21%
Expected Life	10 Years	8.6 Years	6.7 Years
Expected Volatility	95.79%	95.79%	93.07%
Dividend Yield	0.00%	0.00%	0.00%

NOTE 8 – RELATED PARTY TRANSACTIONS

In 2003 the Company entered into an agreement with Oak Ridge Financial Services Group, Inc. for investment management services for a portion of its cash. Oak Ridge Financial Services Group, Inc. was to receive up to 20% of profits for their services. Oak Ridge Financial Group Inc. is a subsidiary of Oak Ridge Capital Group, Inc. Former director Edward Adams was the Vice Chairman of Oak Ridge Capital Group, Inc., the parent company of Oak Ridge Financial Services Group, Inc., f/k/a Equity Securities Investments, Inc. On February 11, 2005, the account was closed and the balance transferred to DTLL, effectively terminating the investment management relationship.

As discussed in note 1, above, the Company entered into an Administrative Services Agreement with GelStat in January, 2005 pursuant to which GelStat provides DTLL administration services. During year ended December 31, 2005, the Company paid $300,000 to GelStat in accordance with this agreement.

DTLL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The Company also purchased from GSC Subsidiary, Inc., the wholly owned subsidiary of GelStat, $44,543 of laboratory equipment in 2005. That equipment had previously been acquired by GSC Subsidiary in preparation for certain preclinical drug development activities that were being conducted by DTLL.

NOTE 9 – INVESTOR RELATIONS CONTRACT

On January 10, 2005, the Company entered into a twelve month consulting agreement with an investor relations firm for 200,000 shares of Common Stock and $30,000. The total consideration of $470,000 is being expensed over the twelve-month period of the consulting agreement. The total non-cash portion of this agreement equaled $440,000.

NOTE 10 – LEGAL PROCEEDINGS

The Company is not a party to any existing or pending legal proceedings involving a claim for damages in excess of 10% of the current assets of the Company, nor has its property been the subject of any such proceeding.

NOTE 11 – SUBSEQUENT EVENTS

On February 23, 2006, Island Residences Club, Inc. (“IRCI”) and Richard Woods, an investment banker for IRCI (“Woods”), jointly entered into a Stock Purchase Agreement with Rotate Black LLC, a Michigan limited liability company (“RBL”), the Company’s largest shareholder. Under the agreement, RBL agreed to sell 9,400,000 shares (representing approximately 69.6%) of Common Stock held by RBL to IRCI and Woods. The parties have agreed to extend the closing until on or before April 10, 2006. The allocation of ownership of the shares will be allocated on or before closing on April 10, 2006.

On February 24, 2006, the Company entered into a Stock Purchase Agreement with IRCI or its assignees to sell 400,000 shares (representing approximately 2.9%) of Common Stock in exchange for 400,000 shares of common stock of Grand Sierra Resort Corporation. (“GSRC”) owned by IRCI. The transaction has not been completed as of the date of this filing.

On February 28, 2006, the Company entered into an Option Agreement with Angela Whichard, Inc (“AWI”) to acquire 100% of AWI. AWI owns approximately 40% of GSRC outstanding shares of common stock of GSRC and has an option to acquire additional shares of AWI to bring its ownership to a 50.6% interest in GSRC.

On February 28, 2006, the Company agreed to purchase the Tahoe Inn, an operating hotel in Brockway, California (the “Tahoe Inn”). The Company intends to complete the purchase for a total consideration of $6,000,000. This transaction is scheduled to close on or before April 10, 2006.

On March 4, 2006, the Company appointed Dual Cooper as President and appointed Dennis Piotrowski as Chief Financial Officer. John Paulsen remained as Chairman and Chief Executive Officer and Dhru Desai and Stephen Roberts remained as directors of the Company.

On March 7, 2006, the Company announced that it had made an offer to the shareholders of Grand Sierra Resort Corporation (“GSRC”) to purchase their respective interest in GSRC in exchange for a newly created class of preferred stock. GSRC is under contract to purchase the Reno Hilton from Harrah’s Entertainment. The Company proposes to complete the transaction with GSRC by means of Share Exchange Agreements between shareholders of GSR and the Company, and file registration statements with the SEC to register the shares that are exchanged under this agreement. This transaction was initially scheduled to close on or before April 7, 2006. On March 15, 2006, the Company presented the Share Exchange Offer (the "Offer") to the Board of Directors of GSRC with an initial deadline of Friday, March 17, 2006. On March 15 the Company provided a letter to the Board of Directors of GSRC reconfirming the Offer to purchase the outstanding shares of GSRC at the equivalent of $1.25 per share by means of a newly created class of preferred stock. The Company also affirmed its confidence in its ability to provide $135 million in financing for the purchase of the Reno Hilton and another $2.6 million in bridge financing for working capital needs prior to the expected closing of the Reno Hilton acquisition. On March 17, 2006, the President of GSRC agreed to the present the Offer to the Board of Directors of GSRC and the Company extended the deadline until Friday, March 24, 2006. On March 23, 2006, the company extended the deadline until Tuesday April 4, 2006.

DTLL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On March 8, 2006, the Company issued a press release announcing that it intended to make in the future a tender offer for the shares of Global Casinos, Inc. (“GCI”). The Company subsequently determined to re-structure the transaction as a Share Exchange Agreement with GCI with the intent to acquire a controlling interest in GCI in exchange for a newly created class of preferred stock. On March 20, 2006, the Company presented the Share Exchange Offer (the "Offer") to the Board of Directors of GCI with an initial deadline of Friday, March 31, 2006. The Company proposes to complete the transaction with the share exchange agreements between the shareholders of GCI and the Company and file a registration statement with the SEC to register the shares that are exchanged under the agreement. The company hopes to complete this transaction on or before April 30, 2006.

On March 27, 2006, the Company elected to exercise its Option to Terminate the Administrative Services Agreement (“Option”) and has accordingly provided notice to GelStat and to GSC Subsidiary that it will no longer pursue the pharmaceutical business. The Company will instead focus exclusively on the acquisition, development and management of premier properties, including hotels, resorts, casinos, and condominiums. The Company expects to change its name to “Destination Travel and Leisure International" and plans to form three business divisions, consisting of: (1) casinos and gaming; (2) hotels and resorts; and (3) a real estate investment trust ("REIT"). As a result of the Company’s exercise of the Option, certain current liabilities of the Company will be eliminated and ownership of the license for all rights to the development and commercialization of pharmaceutical (prescription drug) preparations related to GelStat’s intellectual property and ongoing research and development work and laboratory equipment will revert to GSC Subsidiary. The Company has not yet evaluated the impact of this transaction on its financial statements.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-KSB

For the Fiscal Year Ended December 31, 2005

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

Exhibit 10.2	Charlie Bull Royalty Agreement (Incorporated by reference to Exhibit 10.3 to Company’s Annual Report on Form 10-KSB filed August 29, 2002.)
Exhibit 10.3	Douglas Murphy Employment Contract (Incorporated by reference to Exhibit 10.5 to Company’s Annual Report on Form 10-KSB filed August 29, 2002.)*
Exhibit 10.4	William Murphy Employment Contract (Incorporated by reference to Exhibit 10.6 to Company’s Annual Report on Form 10-KSB filed August 29, 2002.)*
Exhibit 10.5	Bryan Nichols Employment Contract (Incorporated by reference to Exhibit 10.7 to Company’s Annual Report on Form 10-KSB filed August 29, 2002.)*
Exhibit 11	Statement Regarding Computation of Earnings per Share **
Exhibit 14	Code of Ethics **
Exhibit 23.1	Auditors Consent for Incorporation of Audited Financials in Form S-8 (SEC File 333-115783)
Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
Exhibit 32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
Exhibit 32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

* Management Contract
** Filed Herewith.