Form 10QSB
period 2006-03-31
DTLL INC
filed 2006-06-20
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

                              628 Harbor View Lane
                            Petoskey, Michigan 49770

               (Address of principal executive offices) (zip code)

                                 (206) 339-9221
                                 --------------
                           (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of June 18, 2006, 16,841,493 shares of the Issuer's Common Stock were outstanding. Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one):
Yes [ ] No [X ]

Transitional Small Business Disclosure Format Yes |_| No |X|

                                   DTLL, INC.

                                      INDEX

                      FOR THE QUARTER ENDED MARCH 31, 2006


                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS
               Balance sheet                                               3
               Statement of operations                                     4
               Statement of cash flows                                     5
               Notes to financial statements                               6

     ITEM 2.   PLAN OF OPERATION                                           10

     ITEM 3.   CONTROLS AND PROCEDURES                                     11

PART II. OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                           11

     ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS 11

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                             11

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11

     ITEM 5.   OTHER INFORMATION                                           11

     ITEM 6.   EXHIBITS                                                    12

SIGNATURES                                                                 12

                                   DTLL, INC.
                                  Balance Sheet
                                   (Unaudited)

                                                                   March 31,
                                                                     2006
                                                                  -----------

ASSETS

CURRENT ASSETS
   Cash                                                           $        88
   Receivable                                                          22,613
   Prepaid Expenses                                                    46,637
                                                                  -----------


      Total Current Assets                                             69,338

DEPOSITS                                                              830,000
                                                                  -----------
TOTAL ASSETS                                                      $   899,338
                                                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                               $    24,422
   Note Payable Related Party                                          25,000
                                                                  -----------
      Total Current Liabilities                                        49,422
                                                                  -----------

STOCKHOLDERS' EQUITY
   Preferred Stock - $.01 par value; 50,000,000 shares
       Authorized; none issued and outstanding
   Common Stock - $.01 par value; 50,000,000 shares authorized,
       14,341,493 shares issued and outstanding                       143,415
   Additional Paid-in Capital                                       3,687,436
   Accumulated Deficit                                             (2,980,935)
                                                                  -----------
         Total Stockholders' Equity                                   849,916
                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   899,338
                                                                  ===========


See Accompanying Notes to Financial Statements

                                   DTLL, INC.
                             Statement of Operations
                                   (Unaudited)

                                            Three months         Three months
                                               ended                 ended
                                             March 31,              March 31
                                               2006                   2005
                                            ------------           ------------

SALES                                       $         --           $         --

COST OF SALES                                         --                     --
                                            ------------           ------------
GROSS PROFIT                                          --                     --


EXPENSES
   General & Administrative                      103,292                235,834
   Research & Development                             --                409,377
                                            ------------           ------------
TOTAL EXPENSES                                   103,292                645,211
                                            ------------           ------------
LOSS FROM OPERATIONS                            (103,292)              (645,211)

GAIN ON TERMINATION                               92,460                     --
                                            ------------           ------------
NET LOSS                                    $    (10,832)          $   (645,211)

                                            ============           ============


BASIC NET LOSS PER COMMON SHARE             $         *            $      (0.05)
                                            ============           ============

DILUTED NET LOSS PER COMMON SHARE           $         *            $      (0.05)
                                            ============           ============

AVERAGE BASIC SHARES OUTSTANDING              14,340,274             12,647,807
AVERAGE DILUTED SHARES OUTSTANDING            14,340,274             12,647,807


        * Less than $.01

See Accompanying Notes to Financial Statements

                                   DTLL, INC.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                  Three months          Three months
                                                                     ended                 ended
                                                                    March 31,             March 31,
                                                                      2006                   2005
                                                                  ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $    (10,832)          $   (645,211)
   Adjustments to reconcile net loss to
        net cash used in operating activities:
     Depreciation and amortization                                                             99,508
     Gain on termination                                               (92,460)
     Expenses of termination                                             4,620
     Stock  consideration  for research and  development                                      409,377
        Changes in Net
     Assets and Liabilities:
       Accounts receivable                                                                        600
       Receivable                                                                              (1,558)
       Prepaid expenses                                                (25,000)               (60,090)
       Accounts payable                                                                        13,187
       Accrued expenses                                                                       (63,504)
                                                                  ------------           ------------
   Net Cash Used In Operating Activities:                             (123,672)              (247,691)
                                                                  ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Deposits on property                                           (830,000)               (44,543)
                                                                  ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in notes payable                                      25,000                     --
Proceeds from issuance of shares                                       928,760                     --

                                                                  ------------           ------------
            Net Cash Provided By Financing Activities:                 953,760                     --
                                                                  ------------           ------------

NET INCREASE (DECREASE) IN CASH                                             88               (292,234)

Cash at Beginning of Period                                                 --                499,505
                                                                  ------------           ------------
Cash at End of Period                                             $         88           $    207,271
                                                                  ============           ============



See Accompanying Notes to Financial Statements

DTLL, INC
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)
--------------------------------------------------------------------------------
NOTE 1 -  Nature of Operations

DTLL, Inc., f/k/a Dental Resources, Inc. (the "Company" or "DTLL, Inc.") was incorporated in Minnesota in 1976. Until March 20, 2003, the Company was principally engaged in manufacturing and marketing associated groups of dental related products to dentists, dental clinics, hospitals and dental laboratories. On March 20, 2003, the Company's shareholders approved the sale of substantially all of its assets to DRIA, LLC, based on an asset purchase agreement dated November 1, 2002. Under the asset purchase agreement, DRIA purchased substantially all of the Company's assets and assumed the outstanding obligations and liabilities of the Company. The Company ceased operating its business as of the close of business on March 20, 2003. On January 5, 2005, DTLL issued 12.5 million shares of its common stock to a wholly-owned subsidiary of GelStat Corporation ("GelStat") pursuant to a Contribution and Stock Acquisition Agreement in exchange for the exclusive, worldwide license of all rights to the development and commercialization of pharmaceutical drug preparations related to GelStat's intellectual property and ongoing research and development work.
The Company was a development stage company, and its activities during the year ended December 31, 2005 were focused on preclinical drug development and research activities. DTLL maintained an office and laboratory space and received management, administrative and support services from GelStat, previously its largest beneficial shareholder. DTLL paid GelStat a fee of $25,000 per month pursuant to an Administrative Services Agreement. On November 14, 2005, GelStat, GSC Subsidiary and the Company entered into an agreement granting the Company the option to terminate the agreement during the evaluation period of November 14, 2005 to April 20, 2006.

On  March  27,  2006,  the  Company   exercised  its  option  to  terminate  the
administrative services agreement and, in accordance with the agreement, the loan to the related party of $91,423 and accounts payable of $11,774 were forgiven, fixed assets of $37,970 were transferred and received $22,613 in cash subsequent to March 31, 2006. The termination resulted in a gain of $92,640, after legal fees of $4,620.

The Company is no longer pursuing the pharmaceutical business and, as a result, the Company is no longer in the development stage.

The Company will instead focus exclusively on the acquisition, development and management of premier properties, including hotels, resorts, casinos, and condominiums. The Company expects to change its name to Solstice International, Inc, reincorporate in Nevada, and form three business divisions, consisting of:
(1) casinos and gaming; (2) hotels and resorts; and (3) a real estate investment trust ("REIT").

NOTES 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Unaudited Financial Statements

The accompanying unaudited financial statements of DTLL have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the transition period ended December 31, 2005.

B. Management's Estimates

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

C. Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated. The Company's plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon
continued   operations  of  the  Company,   which  in  turn  is  dependent  upon
management's plans to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


D. New Accounting Pronouncements


Management does not believe that recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed financial statements.

NOTE 3 - STOCKHOLDERS' EQUITY

A.  Preferred Stock

The Company is authorized to issue 50,000,000 shares of blank preferred stock, with such designations voting and other rights and preference as may be determined from time to time by the Board of Directors.

B.  Common stock

During the three month period ended March 31, 2006, the Company issued 815,800 shares of common stock to accredited investors for cash of $928,760.

NOTE 4 - NOTE PAYABLE RELATED PARTY

As of March 31, 2006, note payable related party represents expenses paid by related parties on behalf of the Company and is due on demand and non-interest bearing.

NOTE 5 - DEPOSITS

On February 25, 2006, the Company entered into an Agreement with Angela Whichard, Inc. ("AWI"), whereby the Company has an option to purchase 100% of AWI. AWI had contracted to purchase up to 51% of the outstanding common stock of Grand Sierra Resorts. In connection with this agreement, AWI also granted the Company the right to purchase up to 51% of the total outstanding shares of Grand Sierra Resorts. AWI has been unable to deliver the 51% of Grand Resorts and, as a result, the Company did not exercise its option to purchase 100% of AWI during the three month period ended March 31, 2006. The Company had advanced $500,000 to AWI and is reviewing its legal options on the transaction. If the transaction is not completed, the Company believes it will fully recover their deposit.

On February 28, 2006, the Company made an initial deposit of $300,000 to Rotate Black LLC, an affiliate of the Company, to be allocated to purchase two acres of land in Bay Harbor, Michigan, with an aggregate purchase price of $1,600,000. The Company intends to complete the acquisition of the land through the use of a yet to be formed REIT and construct an 8,000 square foot luxury home. There can be no assurance that the transaction will be completed.

NOTE 6 - SUBSEQUENT EVENTS

        Financing Arrangement

       On May 3, 2006 and as amended May 15, 2006, the Company entered into an agreement with CRT Capital Group, LLC to provide up to $105,000,000 of financing primarily for its future acquisitions. The agreement also provides for fees of:
(1) an initial fee of $50,000, to be credited against fees to be paid; (2) upon closing, a cash fee equal to 6.5% of the aggregate gross proceeds from equity transactions and 4% of the aggregate gross proceeds from subordinate debt transactions; (3) upon closing, warrants to purchase shares of the Company's common stock equal to 7% of the amount raised, exercisable for five years at the stock price at closing of the private placement and (4) a fee equal .5% of the aggregate transaction.

        Note Payable

        On May 1, 2006, the Company borrowed $260,000 from Aspatuck Funding, LLC, ("Aspatuck") to provided for working capital in exchange for a 12% senior secured convertible note. The note was due in 120 days, with interst at 12%, per annum, and secured by all the assets of the Company and guarantied by two officers of the Company. The note and accrued interest thereon may be converted by the holder into shares of common stock of the Company at $1, per share, at any time until paid. In the event of default, the holder may convert all of the principal amount into shares of common stock of the Company in an amount equal to 70% of the outstanding shares of the Company on a fully diluted basis.

         The Company was notified that it is currently in default under the note due to the failure to file their Form 10-QSB with the Securuties and Exchange Commission on a timely basis and other issues, resulting in acceleration of the due date. The Company is planning to file their Form 10-QSB and is attempting to resolve their other issues with the lender to cure the defaults.

Acquistion

         In May 2006, the Company acquired 100% of the outstanding  shares of R.
B. Tuck, Inc., an affiliate of Aspatuck, in exchange for 1,100,000 shares of common stock of the Company. R.B. Tuck is: (1) an inactive company and (2) owns 100,000 shares of common stock (.007%) of CTD Holdings Ltd., a public company (CTDH.OB), which derives their revenues principally from sales of cyclodextrins.

         Officers Compensation

         In May 2006, the Company issued 1,400,000 shares of common stock to officers of the Company.



                 STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions again placing undue reliance on forward-looking statements all of that speak only as of the date made.

                           Item 2. Plan of Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein.

Our principal business includes the development, management and operations of luxury resorts and casinos. The company intends to operate three divisions consisting of (i) gaming, (ii) hotel resorts and (iii) a real estate investment trust ("REIT"). We will maintain a policy of acquring properties and providing management services within a three to five year time frame. We hope to develop our own properties on both leasehold and freehold land appealing to both local and foreign customers. Over time we will develop into essentially a property trust with the increasing value of our properties creating an increasing asset value for the stockholders. We also intend to develop a commercial property portfolio consisting of luxury hotels, spas resorts and casinos.

Our plan for the next twelve months includes opportunities to acquire management contracts with casinos based in the United States and Internationally. In addition, we intend to acquire hotel and resort properties in the United States and Internationally. We also intend to acquire properties for its REIT that will allow for distributions to its shareholders.

Liquidity  and  Capital  Resources

The Company had $ 88 in cash as of March 31, 2006. At March, 2006, the Company had current assets of $69,338, consisting of $88 in cash, prepaid expenses of $46,637 and $22,613 in a receivable. As of March 31, 2006, the Company had $49,422 in current liabilities, consisting of $24,422 in account payable and $25,000 due to a related party. Due to related party represents expenses paid by related parties on behalf of the Company, which are non-interest bearing, unsecured, and due on demand.

Our plan for meeting our liquidity needs may be affected by, but not limited to, the following: demand for our product, our ability to enter into financing agreements, the threat and/or effects on the travel and leisure industry of future terrorist attacks and limitations on our ability to conduct marketing activities, and other factors. Further, we have had no revenue from our new businesses.

On May 3, 2006 and as amended May 15, 2006, the Company entered into an agreement with CRT Capital Group, LLC to provide up to $105,000,000 of financing primarily for its future acquisitions. The agreement also provides for fees of:
(1) an initial fee of $50,000, to be credited against fees to be paid; (2) upon closing, a cash fee equal to 6.5% of the aggregate gross proceeds from equity transactions and 4% of the aggregate gross proceeds from subordinate debt transactions; (3) upon closing, warrants to purchase shares of the Company's common stock equal to 7% of the amount raised, exercisable for five years at the stock price at closing of the private placement and (4) a fee equal .5% of the aggregate transaction.


On May 1, 2006, the Company borrowed $260,000 from Aspatuck Funding, LLC, ("Aspatuck") to provided for working capital in exchange for a 12% senior secured convertible note. The note was due in 120 days, with interst at 12%, per annum, and secured by all the assets of the Company and guarantied by two officers of the Company. The note and accrued interest thereon may be converted by the holder into shares of common stock of the Company at $1, per share, at any time until paid. In the event of default, the holder may convert all of the principal amount into shares of common stock of the Company in an amount equal to 70% of the outstanding shares of the Company on a fully diluted basis.

The Company was notified that it is currently in default under the note due to the failure to file their Form 10-QSB with the Securuties and Exchange Commission on a timely basis and other issues, resulting in acceleration of the due date. The Company is planning to file their Form 10-QSB and is attempting to resolve their other issues with the lender to cure the defaults.

Item  3.  Controls  and  Procedures.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our chief executive officer and chief financial officer, carried out an evaluation (as required by paragraph (b) of Rule 13a-15 or 15d-15) of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on their evaluation, our chief executive officer and chief financial officer believe that, given our limited operations, our disclosure controls and procedures are effective.

(b) CHANGES IN INTERNAL CONTROLS. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.


                          PART II -- OTHER INFORMATION

Item  1.  Legal  Proceedings.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds.

During the three month period ended March 31, 2006, the Company sold 815,800 shares of common stock to accredited investors for cash of $928,760.The securities issued in the foregoing transaction were offered and sold in reliance upon exemptions from the Securities Act of 1933 set forth in Section 4(2) of the Securities Act, and any regulations promulgated there under, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sale of securities.

Item  3.  Defaults  upon  Senior  Securities.

The Company is currently in default under its note resulting in acceleration of the due date and Aspatuck can convert all of the principal amount into shares into an amount of common stock of the Company equal to seventy (70%) of their outstanding shares on a fully diluted basis. In addition, the Company has amended their by-laws to increase the number of directors to seven and four new directors, as designated by the lender, have been added to the board of directors.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

Not  applicable.

Item  5.  Other  Information.

None.

Item  6.  Exhibits

(a) Exhibits.

Exhibit No.                                 Description

Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit  32.1  Certification  of  Principal   Executive  Officer  and  Principal
Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTLL,  Inc.
(Registrant)

By:    /s/Dual Cooper
       ----------------
Name:  Dual Cooper
Title: President & CEO

Dated:  June 19,  2006.