Form 10QSB
period 2006-06-30
DTLL INC
filed 2006-08-23
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission File Number: 0-30608

                                   DTLL, INC.
        -----------------------------------------------------------------
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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 21, 2006, 16,211,493 shares of the Issuer's Common Stock were outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes |_| No |X|

Transitional Small Business Disclosure Format Yes |_| No |X|

                                   DTLL, INC.

                                      INDEX

                       FOR THE QUARTER ENDED June 30, 2006


                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS
               Balance sheet                                                   3
               Statements of operations                                        4
               Statements of cash flows                                        5
               Notes to financial statements                                   6

     ITEM 2.   PLAN OF OPERATION                                              10

     ITEM 3.   CONTROLS AND PROCEDURES                                        10

PART II. OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                              11

     ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS    11

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                11

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            11

     ITEM 5.   OTHER INFORMATION                                              11

     ITEM 6.   EXHIBITS                                                       11

SIGNATURES                                                                    12

                                   DTLL, INC.
                                  Balance Sheet

                                  June 30, 2006
                                   (Unaudited)


ASSETS

CURRENT ASSETS
   Cash                                                             $    81,839
   Receivable                                                            22,613
   Prepaid Expenses                                                      17,262
                                                                    -----------


      Total Current Assets                                              121,714

DEPOSITS                                                                830,000

                                                                    -----------
TOTAL ASSETS                                                        $   951,714
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                                 $    64,919
   Convertible Note Payable                                             161,200
   Derivative Liability                                                 104,000
                                                                    -----------
      Total Current Liabilities                                         330,119
                                                                    -----------

STOCKHOLDERS' EQUITY
   Preferred Stock - $.01 par value; 50,000,000 shares
       authorized; none issued and outstanding
   Common Stock - $.01 par value; 50,000,000 shares authorized,
       16,211,493 shares issued and outstanding                         162,115
   Additional Paid-in Capital                                         5,485,736
   Accumulated Deficit                                               (5,026,256)
                                                                    -----------
         Total Stockholders' Equity                                     621,595
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   951,714
                                                                    ===========



See Notes to Financial Statements

                                   DTLL, INC.
                            Statements of Operations
                                   (Unaudited)

                                      Three months   Three months      Six months      Six months
                                             ended          ended           ended            ended
                                           June 30,       June 30         June 30         June 30
                                             2006            2005            2006            2005
                                      ------------    ------------    ------------    ------------
EXPENSES
   General & Administrative           $    458,534    $    148,211    $    561,827    $    384,402
   Stock Based Compensation              1,582,000              --       1,582,000              --
   Research & Development                       --          93,581                         502,958
                                      ------------    ------------    ------------    ------------
TOTAL EXPENSES                           2,040,534         241,792       2,443,827         887,360
                                      ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                    (2,040,534)       (241,792)     (2,443,827)       (887,360)

OTHER INCOME (EXPENSE)
GAIN ON TERMINATION                                                         92,460              --
Interest (expense)/dividend income          (4,786)             --          (4,786)            357
                                      ------------    ------------    ------------    ------------
NET LOSS                              $ (2,045,320)   $   (241,792)   $ (2,056,153)   $   (887,003)
                                      ============    ============    ============    ============


BASIC AND DILUTED
NET LOSS PER COMMON SHARE             $      (0.13)   $      (0.02)          (0.14)          (0.07)
                                      ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING     15,203,141      13,525,693      14,774,697      13,514,582
                                      ============    ============    ============    ============


See Notes to Financial Statements

                                   DTLL, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                         Six months       Six months
                                                            ended           ended
                                                           June 30,        June 30,
                                                             2006           2005
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $(2,056,153)   $  (887,003)
   Adjustments to reconcile net loss to
        net cash used in operating activities:
     Stock-based compensation                              1,582,000
     Depreciation and amortization                                            3,287
     Gain on termination                                     (92,460)
     Expenses of termination agreement                         4,620
     Stock consideration for research and development                       409,377
     Amortization of discount                                  5,200
Changes in net assets and liabilities:
       Accounts receivable                                                      600
       Prepaid expenses                                        4,375        178,456
       Accounts payable                                       40,497          7,705
       Accrued expenses                                                     (63,504)
       Related party payable                                                  1,567
                                                         -----------    -----------
 Net Cash Used In Operating Activities:                     (511,921)      (349,515)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Deposits on property and investment                  (830,000)       (44,543)
                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in notes payable                           260,000
         Proceeds from issuance of shares                  1,163,760
       Payment of loan payable
                                                         -----------    -----------
            Net Cash Provided By Financing Activities:     1,423,760
                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH                               81,839       (394,058)

Cash at Beginning of Period                                       --        499,505
                                                         -----------    -----------
Cash at End of Period                                    $    81,839    $   105,447
                                                         ===========    ===========


See Notes to Financial Statements

DTLL, INC
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006 (unaudited)
--------------------------------------------------------------------------------

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

On March 27, 2006, the Company elected to exercise its Option to Terminate the Administrative Services Agreement ("Option") and is no longer pursuing the pharmaceutical business.

As a result, the Company is no longer in the development stage.

The Company will instead focus exclusively on the acquisition, development and management of premier properties, including hotels, resorts, casinos, and condominiums. The Company expects to change its name to "Solstice International, Inc.", reincorporated in Nevada and form three business divisions, consisting of: (1) casinos and gaming; (2) hotels and resorts; and (3) a real estate investment trust ("REIT").

DTLL, INC
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006 (unaudited)
--------------------------------------------------------------------------------
NOTES 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Unaudited Financial Statements
The accompanying unaudited financial statements and related notes of DTLL have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto together with the Management's Discussion & Analysis and Plan of Operations included in the Company's Form 10-KSB for the transition period ended December 31, 2005.

 Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

B. Going Concern and Management's Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated. The Company's plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

C. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.


D. New Accounting Pronouncements


Management does not believe that recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed financial statements.

DTLL, INC
NOTES TO THE  FINANCIAL STATEMENTS
June 30, 2006 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - DEPOSITS

In connection with an option to acquire up to 51% of the outstanding common stock of Grand Sierra Resorts, the optionor was unable to deliver such. The Company has advanced $500,000 to optionor and is in the process of reviewing its options on the transaction.

The Company has deposited $300,000 with an affiliated company to be allocated to purchase of land. As of June 30, 2006 the Company has not and there can be no assurances that the Company will be able to complete the transaction.

NOTE 4 - CONVERTIBLE NOTE PAYABLE

On May 2, 2006, the Company borrowed $260,000 from a finance company, payable in 120 days, with interest at 12%, per annum. The note and unpaid interest are convertible into share of common stock of the company at $1, per share. The convertible note is collateralized by all the assets of the Company and guaranteed by two officers of the Company. The Company incurred expenses of $15,000 on the borrowing.

As the conversion price was deemed a "beneficial conversion feature" and, in accordance with FASB No. 133, is deemed a derivative, $104,000, the fair value of the conversion feature has been reclassified as a 'Derivative Liability"

In connection with the convertible note payable, the Company agreed to acquire ,
R. B. Tuck, Inc. a company owned by the noteholder in exchange for 1,100,000 shares of common stock of the Company.

As of June 30, 2006, convertible note payable was as follows:

            Convertible note payable                                                      $260,000
            Less: Discount                                             $104,000
                     Accrued interest                                     5,200             98,800
                                                                    -----------           --------
                                                                                          $161,200
                                                                                          ========

The Company was in default under the convertible note, which contains default remedies as follows: (1) acceleration of the due date; (2) an option to convert all of the principal and interest into an amount of shares of common stock of the Company equal to 70% of their outstanding shares, on a fully diluted basis,
(3) default interest of all amounts due at 18 %, per annum, and (4) other remedies. The Company believes it has cured the defaults and the due date of the convertible note is now on September 2, 2006.

On June 13, 2006, the noteholder has informed the Company of the defaults and has requested immediate payment of the note, interest, default interest and costs of $269,870 or it will proceed with the default remedies.

The Company has also unilaterally rescinded the acquisition of R. B. Tuck, Inc. and, as such, has not recorded the acquisition.

DTLL, INC
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006 (unaudited)
--------------------------------------------------------------------------------

Although the Company believes it has cured all events of default, there is no assurance that the noteholder will not prevail. If the default remedies occur, the stockholders of the Company will be required to increase the authorized shares of the Company.

NOTE 5 - STOCKHOLDERS' EQUITY

In June 2006, the Company sold an aggregate of 470,000 shares of common stock and warrants to purchase 300,000 shares of common stock in exchange for $235,000. The warrants are exercisable at $1, per share, through December 2014.

The company issued 1,400,000 shares of common stock to employees and consultants in exchange for services which were valued at $1,582,000.


STATEMENT  REGARDING  FORWARD-LOOKING  INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions against placing undue reliance on forward-looking statements all of that speak only as of the date made.

Item  2.  Plan  of  Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein.

Our principal business includes the development, management and operations of luxury resorts and casinos. The company intends to operate three divisions consisting of (i) Gaming, (ii) Hotel Resorts and (iii) a Real Estate Investment Trust ("REIT"). We will maintain a policy of acquring properties and providing management services within a three to five year time frame. We hope to develop our own properties on both leasehold and freehold land appealing to both local and foreign customers. Over time we will develop into essentially a property trust with the increasing value of our inventory creating an increasing asset value for the shareholders. We also intend to develop a commercial property portfolio consisting of luxury hotels, spas resorts and casinos.

Our plan for the next twelve months includes opportunities to acquire management contracts with casinos based in the United States and internationally. In addition, the company intends to acquire hotel and resort properties in the United States and internationally. The company also intends to acquire properties for its REIT that will allow for distributions to its shareholders.

On August 19, 2006 the Company's Board of Directors removed Jason Meyers from the office of director of the company and has rescinded the agreements with Aspatuck Funding LLC and Jason Meyers. The company intends to repay the obligation on or before September 2, 2006.

Liquidity  and  Capital  Resources

The Company had $ 81,839 in cash as of June 30, 2006. At June 30, 2006, the Company had total assets of $951,714 consisting principally of $ 81,839 in cash and $830,000 in deposits. As of June 30, 2006, the Company had $330,119 in current liabilities consisting of $64,919 in account payables and $265,200 in a note payable.

Our plan for meeting our liquidity needs may be affected by, but not limited to, the following: demand for our future product, our ability to enter into financing agreements, the threat and/or effects on the travel and leisure industry of future terrorist attacks and limitations on our ability to conduct marketing activities, and other factors. Further, the Company has limited sources of revenue.

On May 2, 2006, the Company borrowed $260,000 from Aspatuck Funding, LLC, ("Aspatuck") to provide for working capital in exchange for a 12% senior secured convertible note. The note was due in 120 days. The Company was notified that it was in default under the note due to the failure to file the March 31, 2006 Form 10-QSB in a timely manner amongst other events. The Company cured the default with the filing of the March 31, 2006 Form 10-QSB and is resolving the other outstanding issues with Aspatuck. The Company is in negotiations to refinance and pay off the Note on or before its due date of September 2, 2006. Aspatuck has the option to convert the loan into 260,000 common shares of the company stock There can be no assurance that the transaction will be completed or that Aspatuck will elect to convert into the 260,000 common shares of the company stock. On August 19, 2006 the company rescinded the agreements and intends to repay the obligation on or before September 2, 2006.

On May 3, 2006 and amended on May 15, 2006, the Company entered into an agreement with CRT Capital Group, LLC to provide up to $105,000,000 of financing for its acquisitions and future capital requirements. The Company is in negotiations to increase the available financing to the Company to up to $300,000,000 for acquisitions and future capital requirements.

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

                          PART II -- OTHER INFORMATION

Item  1.  Legal  Proceedings.

Threatened legal actions and proceedings may arise in the ordinary course of our businesses and operations and could include suits relating to our business activities and operations. Management believes that the aggregate liability, if any, resulting from such pending and threatened legal actions and proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows.

Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds.

During the three month period ended June 30, 2006, the Company sold 470,000 shares of common stock and warrants to purchase 300,000 shares of common stock to accredited investors for cash of $235,000.

Item  3.  Defaults  upon  Senior  Securities.

The Company was in default under the convertible note which would have resulted in acceleration of the due date, an option to convert all of the principal and interest into an amount of shares of common stock of the Company equal to 70% of their outstanding shares on a fully diluted basis and other remedies. The Company has cured the default and the due date of the convertible note is now on September 02, 2006.

The noteholder, Aspatuck Funding LLC has an option to convert the convertible note into 260,000 shares of the Company's common stock. The Company has unilaterally rescinded the transaction and intends to repay the obligation when due.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

None.

Item  5.  Other  Information.

None.

Item  6.  Exhibits

(a) Exhibits.

Exhibit No.                                 Description
-----------                                 -----------

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

DTLL,  Inc.
(Registrant)

By:     /s/Dual Cooper
        ------------------
Name:   Dual Cooper
Title:  President & CEO

Dated:  August 21,  2006.