Form 10QSB
period 2006-09-30
DTLL INC
filed 2006-11-14
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission File Number: 0-30608

                                   DTLL, INC.
        (Exact name of small business issuer as specified in its charter)

           MINNESOTA                                      41-1279182
(State or other jurisdiction of              I.R.S. Employer Identification No.)
 incorporation or organization)

                              628 Harbor View Lane

                            Petoskey, Michigan 49770

               (Address of principal executive offices) (zip code)

                                 (206) 339-9221
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of September 30, 2006, 17,211,493 shares of the Issuer's Common Stock were outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes |_| No |X|

Transitional Small Business Disclosure Format Yes |_| No |X|

                                   DTLL, INC.

                                      INDEX

                    FOR THE QUARTER ENDED September 30, 2006

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS
          Balance sheet                                                        3
          Statements of operations                                             4
          Statements of cash flows                                             5
          Notes to financial statements                                        6
  ITEM 2. PLAN OF OPERATION                                                    8
  ITEM 3. CONTROLS AND PROCEDURES                                              9

PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS                                                   10
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         10
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     10
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10
  ITEM 5. OTHER INFORMATION                                                   10
  ITEM 6. EXHIBITS                                                            10

SIGNATURES                                                                    10

                                   DTLL, INC.
                                  Balance Sheet

                               September 30, 2006
                                   (Unaudited)

ASSETS
CURRENT ASSETS
  Cash                                                           $    27,116
  Receivable                                                          22,613
  Prepaid Expenses                                                    17,262
                                                                 -----------
                                                                      66,991
      Total Current Assets
DEPOSITS                                                             830,000
                                                                 -----------
TOTAL ASSETS                                                     $   896,991
                                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                               $    64,919
  Convertible Note Payable                                           161,200
  Derivative Liability                                               104,000
                                                                 -----------
      Total Current Liabilities                                  $   330,119
                                                                 -----------
STOCKHOLDERS' EQUITY
  Preferred Stock - $.01 par value; 50,000,000 shares
    authorized; none issued and outstanding
  Common Stock - $.01 par value; 50,000,000 shares authorized,
    17,211,493 shares issued and outstanding                         172,115
  Additional Paid-in Capital                                       5,663,700
  Accumulated Deficit                                             (5,268,943)
                                                                 -----------
      Total Stockholders' Equity                                     566,872
                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   896,991
                                                                 ===========

See Notes to Financial Statements

                                   DTLL, INC.
                            Statements of Operations
                                   (Unaudited)

                                Three months    Three months    Nine months     Nine months
                                   ended           ended           ended           ended
                               September 30,   September 30,   September 30,   September 30,
                                   2006             2005            2006           2005
                               -------------   -------------   -------------   -------------
REVENUE                                  --              --              --              --
EXPENSES
General & Administrative        $   232,687     $   140,345     $   794,513     $   524,747
Stock Based Compensation            800,000              --       2,382,000              --
Research & Development                   --         112,432                         615,390
                                -----------     -----------     -----------     -----------
TOTAL EXPENSES                    1,032,687         252,777       3,176,513       1,140,137
                                -----------     -----------     -----------     -----------
LOSS FROM OPERATIONS             (1,032,687)       (252,777)     (3,176,513)     (1,140,137)
OTHER INCOME (EXPENSE)
GAIN ON TERMINATION                                                  92,460
Interest (expense)income                  5               9          (4,782)            366
                                -----------     -----------     -----------     -----------
NET LOSS                        $(1,032,682)    $  (252,768)    $(3,088,835)    $(1,139,771)
                                ===========     ===========     ===========     ===========
BASIC AND DILUTED
NET LOSS PER COMMON SHARE       $    (0.06)     $     (0.02)          (0.18)          (0.08)
                                ===========     ===========     ===========     ===========
WEIGHTED AVERAGE SHARES          17,211,493      13,525,693      17,211,493      13,518,286
                                ===========     ===========     ===========     ===========

See Notes to Financial Statements

                                   DTLL, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                        Nine months     Nine months
                                                           ended           ended
                                                       September 30,   September 30,
                                                            2006           2005
                                                       -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $(3,088,835)    $(1,139,771)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Stock-based compensation                              2,382,000
    Depreciation and amortization                                             4,925
    Gain on termination                                     (92,460)
    Expenses of termination agreement                         4,620
    Stock consideration for research and development                        409,377
    Amortization of discount
Changes in net assets and liabilities:
      Accounts receivable                                                       600
      Prepaid expenses                                       25,000         298,936
      Accounts payable                                       50,072          23,195
      Accrued expenses                                                      (63,504)
      Related party payable                                                  12,952
                                                        -----------     -----------
  Net Cash Used In Operating Activities:                   (769,603)       (453,290)
                                                        -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Deposits on property and investment                  (830,000)        (44,538)
                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase in notes payable                           285,000
        Proceeds from issuance of shares                  1,341,719
      Payment of loan payable
                                                        -----------
          Net Cash Provided By Financing Activities:      1,626,719
                                                        -----------
NET INCREASE (DECREASE) IN CASH                              27,116        (497,828)
Cash at Beginning of Period                                      --         499,505
                                                        -----------     -----------
Cash at End of Period                                   $    27,116     $     1,677
                                                        ===========     ===========

See Notes to Financial Statements

DTLL, INC
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006 (unaudited)
--------------------------------------------------------------------------------

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

The Company will instead focus exclusively on the acquisition, development and management casinos and resorts. The Company has formed Solstice International, Inc (www.solsticresorts.com), a Nevada Corporation. The Company intends to file a proxy a statement to merge operations with Solstice to reincorporate in the state of Nevada.

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

Operating results for the Nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for year ending December 31,2006.

B. Going Concern and Management's Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

DTLL, INC
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006 (unaudited)
--------------------------------------------------------------------------------

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

NOTE 3 - DEPOSITS

In connection with an option to acquire up to 51% of the outstanding common stock of Grand Sierra Resorts, the optionor was unable to deliver such. The Company has advanced $500,000 to optionor and is in the process of retrieving its funds on the transaction.

The Company ha deposited $300,000 with an affiliated company to be allocated to a purchase of land. As of September 30, 2006 the Company elected to convert its deposit into an option to acquire an interest in a Real Estate Investment Trust There can be no assurances that the Company will excercise its option.

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

As the conversion price was deemed a "beneficial conversion feature" and, in accordance with FASB No. 133, is deemed a derivative, $104,000, the fair value of the conversion feature has been reclassified as a 'Derivative Liability"

In connection with the convertible note payable, the Company agreed to acquire,
R. B. Tuck, Inc. a company owned by the noteholder in exchange for 1,100,000 shares of common stock of the Company.

As of September 30, 2006, convertible note payable was as follows:

Convertible note payable   $260,000
Less: Discount             $104,000
  Accrued interest            5,200

DTLL, INC
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006 (unaudited)
--------------------------------------------------------------------------------

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

On August 19, 2006 the company rescinded the agreements including the acquisition of R. B. Tuck, Inc. and, as such, has not recorded the acquisition. As of the date of the rescission the Company made the note holder and its investors aware of its intention to repay the obligation on or before September 2, 2006. Upon Aspatuck's refusal to receive the repayment, DTLL's board decided to begin filing an action against Aspatuck and its investors for damages exceeding the $260,000 loaned by Aspatuck.

On September 28, 2006 Aspatuck filed an action in New York pursuant to the Loan Agreement. DTLL intends on vigorously defending this action and is in the process of filing a number of counter claims against the note holder and its principals.

The Company has also unilaterally rescinded

Although the Company believes it has cured all events of default, there is no assurance that the noteholder will not prevail. If the default remedies occur, the stockholders of the Company will be required to increase the authorized shares of the Company.

NOTE 5 - STOCKHOLDERS' EQUITY

In September 2006, the Company sold an aggregate of 412,000 shares of common stock and warrants to purchase 100,000 shares of common stock in exchange for $206,000. The warrants are exercisable at $1.00 per share, through December 2014.

The company issued 1,000,000 shares of common stock to employees and consultants in exchange for services which were valued at $800,000.

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

Our principal business includes the development, management and operations of casinos and resorts.

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006 (unaudited)
--------------------------------------------------------------------------------

Our plan for the next twelve months includes opportunities to acquire management contracts with casinos based in the United States and internationally. In addition, the company intends to acquire hotel and resort gaming properties in the United States and internationally.

On August 19, 2006 the Company's Board of Directors removed Jason Meyers from the office of director of the company and has rescinded the agreements with Aspatuck Funding LLC, RB Tuck and Jason Meyers.

Liquidity and Capital Resources

The Company had $ 27,116 in cash as of September 30, 2006. At September 30, 2006, the Company had total assets of $896,991 consisting principally of $27,116 in cash and $830,000 in deposits. As of September 30, 2006, the Company had $330,119 in current liabilities consisting of $64,919 in account payables and $265,200in a note payable.

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

On May 2, 2006, the Company borrowed $260,000 from Aspatuck Funding, LLC, ("Aspatuck") to provide for working capital in exchange for a 12% senior secured convertible note. The note was due in 120 days. The Company was notified that it was in default under the note due to the failure to file the March 31, 2006 Form 10-QSB in a timely manner amongst other events. The Company cured the default with the filing of the March 31, 2006 Form 10-QSB and is resolving the other outstanding issues with Aspatuck. On August 19, 2006 the company rescinded the agreements including the acquisition of R. B. Tuck, Inc. and, as such, has not recorded the acquisition. As of the date of the rescission the Company made the note holder and its investors aware of its intention to repay the obligation on or before September 2, 2006. Upon Aspatuck's refusal to receive the repayment, DTLL's board decided to begin filing an action against Aspatuck and its investors for damages exceeding the $260,000 loaned by Aspatuck.

On September 28, 2006 Aspatuck filed an action in New York pursuant to the Loan Agreement. DTLL intends on vigorously defending this action and is in the process of filing a number of counter claims against the note holder and its principals.

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

DTLL, INC
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006 (unaudited)
--------------------------------------------------------------------------------

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

On May 2, 2006, the Company borrowed $260,000 from Aspatuck Funding, LLC, ("Aspatuck") to provide for working capital in exchange for a 12% senior secured convertible note. The note was due in 120 days. The Company was notified that it was in default under the note due to the failure to file the March 31, 2006 Form 10-QSB in a timely manner amongst other events. The Company cured the default with the filing of the March 31, 2006 Form 10-QSB and is resolving the other outstanding issues with Aspatuck. On August 19, 2006 the company rescinded the agreements including the acquisition of R. B. Tuck, Inc. and, as such, has not recorded the acquisition. As of the date of the rescission the Company made the note holder and its investors aware of its intention to repay the obligation on or before September 2, 2006. Upon Aspatuck's refusal to receive the repayment, DTLL's board decided to begin filing an action against Aspatuck and its investors for damages exceeding the $260,000 loaned by Aspatuck.

On September 28, 2006 Aspatuck filed an action in New York pursuant to the Loan Agreement. DTLL intends on vigorously defending this action and is in the process of filing a number of counter claims against the note holder and its principals.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended September 30, 2006, the Company sold 412,000 shares of common stock and warrants to purchase 100,000 shares of common stock to accredited investors for cash of $206,000.

Item 3. Defaults upon Senior Securities.

On May 2, 2006, the Company borrowed $260,000 from Aspatuck Funding, LLC, ("Aspatuck") to provide for working capital in exchange for a 12% senior secured convertible note. The note was due in 120 days. The Company was notified that it was in default under the note due to the failure to file the March 31, 2006 Form 10-QSB in a timely manner amongst other events. The Company cured the default with the filing of the March 31, 2006 Form 10-QSB and is resolving the other outstanding issues with Aspatuck. On August 19, 2006 the company rescinded the agreements including the acquisition of R. B. Tuck, Inc. and, as such, has not recorded the acquisition. As of the date of the rescission the Company made the note holder and its investors aware of its intention to repay the obligation on or before September 2, 2006. Upon Aspatuck's refusal to receive the repayment, DTLL's board decided to begin filing an action against Aspatuck and its investors for damages exceeding the $260,000 loaned by Aspatuck.

On September 28, 2006 Aspatuck filed an action in New York pursuant to the Loan Agreement. DTLL intends on vigorously defending this action and is in the process of filing a number of counter claims against the note holder and its principals.

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

DTLL, Inc.
(Registrant)


By: /s/ Dual Cooper
    ------------------
Name: Dual Cooper
Title: President & CEO
Dated: November 9, 2006.