Form 10QSB/A
period 2006-09-30
DTLL INC
filed 2006-11-20
CIK 356767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB /A

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 10, 2006, 21,431,493 shares of the Issuer's Common Stock were outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes |_| No |X|

Transitional Small Business Disclosure Format Yes |_| No |X|

                                   DTLL, INC.

                                      INDEX

                       FOR THE QUARTER ENDED September 30, 2006

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS
               Balance sheet                                                   4
               Statements of operations                                        5
               Statements of cash flows                                        6
               Notes to financial statements                                   7

     ITEM 2.   PLAN OF OPERATION                                              10

     ITEM 3.   CONTROLS AND PROCEDURES                                        10

PART II. OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                              11

     ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS    11

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                11

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            11

     ITEM 5.   OTHER INFORMATION                                              12

     ITEM 6.   EXHIBITS                                                       12

SIGNATURES                                                                    14

                                Explanatory Note

This amendment to the Company's Form 10-QSB originally filed on August 14, 2006 for the quarter ended September 30, 2006 includes the correct version of the form 10-QSB to replace what was only an earlier draft inadvertently filed in error.

                                   DTLL, INC.
                                  Balance Sheet

                               September 30, 2006
                                   (Unaudited)

ASSETS

CURRENT ASSETS
   Cash                                                             $    27,118
   Receivable                                                            22,613
   Other current assets                                                   4,000
   Prepaid expenses                                                      17,262
                                                                    -----------
       Total current assets                                              70,993

DEFERRED EXPENSES                                                        12,510
DEPOSITS                                                                830,000
                                                                    -----------
TOTAL ASSETS                                                        $   913,503
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $    77,253
   Related party payable                                                    826
   Convertible note payable                                             260,000
   Derivative liability                                                 104,000
                                                                    -----------
      Total Current Liabilities                                         442,079
                                                                    -----------

STOCKHOLDERS' EQUITY
   Preferred stock - $.01 par value; 50,000,000 shares
       authorized; none issued and outstanding
   Common stock - $.01 par value; 50,000,000 shares authorized,
       18,431,493 shares issued and outstanding                         184,315
   Additional paid-in capital                                         8,211,536
   Deferred compensation                                             (1,820,655)
   Accumulated deficit                                               (6,103,772)
                                                                    -----------
         Total Stockholders' Equity                                     471,424
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   913,503
                                                                    ===========

See Notes to Financial Statements

                                   DTLL, INC.
                            Statements of Operations
                                   (Unaudited)

                             Three months    Three months     Nine months     Nine months
                                ended          ended           ended            ended
                             September 30,   September 30,   September 30,   September 30,
                                2006            2005            2006            2005
                             ------------    ------------    ------------    ------------
OPERATING EXPENSES

General & administrative     $    223,513    $    140,345    $    920,786    $    524,747
Stock - based compensation      1,260,234                       2,189,277
Research & development                            112,432                         615,390
                             ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES        1,483,747         252,777       3,110,424       1,140,137
                             ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS           (1,483,747)       (252,777)     (3,110,424)     (1,140,137)

GAIN ON TERMINATION                                                87,840
Interest, net and
  amortization of discount       (106,659)              9        (111,445)            366
                             ------------    ------------    ------------    ------------
NET LOSS                     $ (1,590,406)   $   (252,768)   $ (3,133,669)   $ (1,139,771)
                             ============    ============    ============    ============

BASIC AND DILUTED NET LOSS
  PER COMMON SHARE           $      (0.09)   $      (0.02)   $      (0.18)   $      (0.08)
                             ============    ============    ============    ============

BASIC AND DILUTED
  WEIGHTED AVERAGE SHARES      18,132,797      13,525,693      17,097,793      13,518,286
                             ============    ============    ============    ============

See Notes to Financial Statements

                                   DTLL, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                         Nine months     Nine months
                                                            ended          ended
                                                         September 30,   September 30,
                                                             2006           2005
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $(3,133,669)   $(1,139,771)
   Adjustments to reconcile net loss to
        net cash used in operating activities:
     Stock-based compensation                              2,299,345
     Depreciation and amortization                                            4,925
     Gain on termination                                     (87,840)
     Stock consideration for research and development                       409,377
     Amortization of discount                                104,000
     Changes in net assets and liabilities:
       Accounts receivable                                                      600
       Prepaid expenses                                        4,375        298,936
       Accounts payable and accrued expenses                  52,831         23,195
       Deferred expenses                                     (12,510)       (63,504)
       Related party payable                                     826         12,952
                                                         -----------    -----------
 Net Cash Used In Operating Activities:                     (772,642)      (453,290)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Deposits on property and investment                  (830,000)       (44,538)
                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in notes payable                           260,000
         Proceeds from issuance of shares                  1,369,760
                                                         -----------    -----------

            Net Cash Provided By Financing Activities:     1,629,760
                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH                               27,118       (497,828)

Cash at Beginning of Period                                                 499,505
                                                         -----------    -----------
Cash at End of Period                                    $    27,118    $     1,677
                                                         ===========    ===========

See Notes to Financial Statements

DTLL, INC
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1       NATURE OF OPERATIONS

DTLL, Inc., f/k/a Dental Resources, Inc. (the "Company" or "DTLL, Inc.") was incorporated in Minnesota in 1976. Until March 20, 2003, the Company was principally engaged in manufacturing and marketing associated groups of dental related products to dentists, dental clinics, hospitals and dental laboratories. On March 20, 2003, the Company's shareholders approved the sale of substantially all of its assets to DRIA, LLC, based on an asset purchase agreement dated November 1, 2002. Under the asset purchase agreement, DRIA purchased substantially all of the Company's assets and assumed the outstanding obligations and liabilities of the Company. The Company ceased operating its business as of the close of business on March 20, 2003. On January 5, 2005, DTLL issued 12.5 million shares of its common stock to a wholly-owned subsidiary of GelStat Corporation ("GelStat") pursuant to a Contribution and Stock Acquisition Agreement in exchange for the exclusive, worldwide license of all rights to the development and commercialization of pharmaceutical drug preparations related to GelStat's intellectual property and ongoing research and development work. The Company was a development stage company and its activities during the year ended December 31, 2005 were focused on preclinical drug development and research activities. DTLL maintained an office and laboratory space and received management, administrative and support services from GelStat, previously its largest beneficial shareholder. DTLL paid GelStat a fee of $25,000 per month pursuant to an Administrative Services Agreement. On November 14, 2005, GelStat, GSC Subsidiary and the Company entered into an agreement granting the Company the option to terminate the agreement during the evaluation period of November 14, 2005 to April 20, 2006.

On March 27, 2006, the Company elected to exercise its option to terminate the Administrative Services Agreement ("Option") and is no longer pursuing the pharmaceutical business.

As a result, the Company is no longer in the development stage.

The Company will instead focus exclusively on the acquisition, development and Management of casinos and resorts. The Company will change its name to Solstice International, Inc and reincorporate in Nevada.

NOTES 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Unaudited Financial Statements
The accompanying unaudited financial statements and related notes of DTLL have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto together with the Management's Plan of Operations included in the Company's Form 10-KSB for the transition period ended December 31, 2005.

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

D. New Accounting Pronouncements

Management does not believe that recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3      DEPOSITS

In connection with an option to acquire up to 51% of the outstanding common stock of Grand Sierra Resorts, the optionor was unable to deliver such. The Company had advanced $500,000 to the optionor and is in the process of reviewing its options on the transaction.

The Company has deposited $300,000 with an affiliated company to be allocated to a purchase of land. As of September 30, 2006, the Company elected to convert its deposit into an option to acquire an interest in a Real Estate Investment Trust. There can be no assurances that the Company will exercise its option.

NOTE 4      CONVERTIBLE NOTE PAYABLE

On May 2, 2006, the Company borrowed $260,000 from a finance company, payable in 120 days, with interest at 12%, per annum. The note and unpaid interest are convertible into shares of common stock of the Company at $1, per share. The convertible note is collateralized by all the assets of the Company and guaranteed by two officers of the Company. The Company incurred expenses of $15,000 on the borrowing.

As the conversion price was deemed a "beneficial conversion feature" and, in accordance with FASB No. 133, is deemed a derivative, and, as such, $104,000, the fair value of the conversion feature, has been reclassified as a "Derivative Liability"

In connection with the convertible note payable, the Company agreed to acquire,
R. B. Tuck, Inc. a company owned by the noteholder in exchange for 1,100,000 shares of common stock of the Company.

As of September 30, 2006, convertible note payable was as follows:

             Convertible note payable    $ 260,000
             Less: Discount              ($104,000)
             Accumulative amortization     104,000
                                         ---------
                                         $ 260,000
                                         =========

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

On June 13, 2006 the noteholder had informed the Company of the defaults and has requested immediate repayments of the note, interest, default interest and costs in the aggregate of $269,870 or it will proceed with the default remedies.

On August 19, 2006 the Company unilaterally rescinded the agreements, including the acquisition of R. B. Tuck, Inc., and, as such, has not recorded the acquisition. As of the date of the rescission the Company made the noteholder and its investors aware of its intention to repay the obligation on or before September 2, 2006. Upon Aspatuck's refusal to receive the repayment, DTLL's board decided to begin filing an action against Aspatuck and its investors for damages exceeding the $260,000 loaned by Aspatuck.

On September 28, 2006 Aspatuck filed an action in New York pursuant to the Loan Agreement. DTLL intends on vigorously defending this action and is in the process of filing a number of counter claims against the noteholder and its principals.

Although the Company believes it has cured all events of default, there is no assurance that the noteholder will not prevail. If the default remedies occur, the stockholders of the Company will be required to increase the authorized shares of the Company.

As of September 30, 2006, due to the uncertainty of the note payable, the Company has not recorded the decrease in the fair value of the derivative liability of $52,000.

Note 5        EMPLOYMENT AGREEMENTS

In July 2006, the Company entered into employment agreements with three employees of the Company through December 31, 2007, requiring compensation on an hourly basis and, for two of the employees, an aggregate of 1,600,000 shares of common stock of the Company. The fair value of the shares issues was $880,000, which was charged to deferred compensation and is being amortized over the term of the agreement.

NOTE 6       STOCKHOLDERS' EQUITY

During the three months ended September 30, 2006, the Company sold an aggregate of 420,000 shares of common stock and warrants to purchase 100,000 shares of common stock in exchange for $210,000. The warrants are exercisable at $1.00 per share, through December 2014.

NOTE 7  SUBSEQUENT EVENTS

In October 2006, the Company issued 250,000 shares to a consultant for assistance with legal and business advisory services.

In October 2006, the Company entered into an agreement to acquire a $3,000,000 interest in a private placement of FI Capital, a Real Estate Investment Trust, in exchange for 2,750,000 shares of common stock of the Company and a $300,000 deposit, already paid. If the private placement does not close by March 31, 2007, the Company will own a 30% interest in FI Capital

On November 9, 2006, the Company entered into an agreement with a placement agent (Agent) under which the Agent will raise approximately $800,000,000 of equity or debt financing, on a best effort basis, on behalf of the Company through May 31, 2007. Compensation to the Agent will be as follows:

a)       $50,000 upon execution, as an engagement fee;
b) 6.5% of the aggregate gross proceeds from equation/equity linked securities and 4% of the aggregate gross proceeds from subordinated debt securities;
c) Warrants to purchase shares of common stock of the Company equal to 7% of the amount raised. These warrants will be exercisable at the market price of the common stock of the Company at closing over five years; and Cash equal to 5% of the Transaction Value, as defined.

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

The company has no plans for significant additions of property and equipment, research and development nor employees.

Liquidity and Capital Resources

The Company had $27,118 in cash as of September 30, 2006. At September 30, 2006, the Company had total assets of $913,503 consisting principally of $27,118 in cash and $830,000 in deposits. As of September 30, 2006, the Company had $442,079 in current liabilities consisting principally of $77,253 in account payables and $260,000 in a note payable.

Our plan for meeting our liquidity needs may be affected by, but not limited to, the following: demand for our future products, our ability to enter into financing agreements, the threat and/or effects on the travel and leisure industry of future terrorist attacks and limitations on our ability to conduct marketing activities, and other factors. Further, the Company has limited sources of revenue.

On May 3, 2006, as amended on May 15, 2006 and November 9, 2006, the Company entered into an agreement with CRT Capital Group, LLC to provide up to $105,000,000 of financing for its acquisitions and future capital requirements.

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

Item  2.  Unregistered Sales of Equity  Securities and  Use  of  Proceeds.

During the three month period ended September 30, 2006, the Company sold 420,000 shares of common stock and warrants to purchase 100,000 shares of common stock to accredited investors for cash of $210,000 and service of $30,000.

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

DTLL,  Inc.
(Registrant)

By:     /s/Dual Cooper
        ------------------
Name:   Dual Cooper
Title:  President & CEO
Dated:  November 17,  2006.