Form 10KSB
period 2006-12-31
DTLL INC
filed 2007-04-17
CIK 356767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Commission File Number: 0-30608

DTLL, Inc.
(Name of Small Business Issuer in this charter)

Minnesota	628 Harbor View Lane Petoskey, MI 49770	41-1279182
(State of incorporation)	(Address of principal executive	(IRS Employer Identification No.)
offices and Zip Code)

(Issuer's telephone number)

(206) 339-9221

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $.01 per share

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Issuer's revenues for the fiscal year ended December 31, 2006 were $0.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of April 15, 2007 was approximately $3,027,399. The Registrant had 25,340,463 shares of Common Stock outstanding as of April 15, 2007.

Transitional Small Business Disclosure Format (check one): YES  NO ☒

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

PART I

Item 1.   Description of Business

DTLL, Inc., (the "Company" or "DTLL") was incorporated in Minnesota in 1976. Until March 20, 2003, we were principally engaged in manufacturing and marketing associated groups of dental related products to dentists, dental clinics, hospitals and dental laboratories. On March 20, 2003, the Company’s shareholders approved the sale of substantially all of its assets to DRIA, LLC, based on an asset purchase agreement dated November 1, 2002. Under the asset purchase agreement, DRIA purchased substantially all of the Company’s assets and assumed the outstanding obligations and liabilities of the Company. The Company ceased operating its business as of the close of business on March 20, 2003. On January 5, 2005, DTLL issued 12.5 million shares of its Common Stock to GSC Subsidiary, Inc. (f/k/a GS Pharma, Inc.) a wholly-owned subsidiary of GelStat Corporation (“GelStat”) pursuant to a Contribution and Stock Acquisition Agreement in exchange for the exclusive, worldwide license of all rights to the development and commercialization of pharmaceutical (prescription drug) preparations related to GelStat’s intellectual property and ongoing research and development work.

On November 14, 2005, GSC Subsidiary sold 12.4 million of its 12.5 million shares to Rotate Black, L.L.C. for cash in the amount of $500,000. As a result of that transaction, Rotate Black, L.L.C. became the owner of approximately 91.7% of the issued and outstanding shares of the Common Stock and has obtained control of the Company.

On March 4, 2006, we appointed Dual B. Cooper, Jr. as CEO and President and appointed Dennis Piotrowski as Chief Financial Officer. With over 60 years of combined gaming experience Dual and Dennis began the execution of the Company’s strategy of becoming a market leader in the resort and gaming industry.

On November 15, 2006, as amended, we announced that CRT had increased its engagement with the Company to fund $800 million for its current opportunities. CRT is an institutional securities research and brokerage firm focused on mergers and acquisitions, equities and private placements. Since its inception in 1990, CRT has diligently earned the respect and loyalty of its clients based on its research quality and execution capabilities. The firm's clients include major financial asset managers, mutual funds, insurance companies, pension funds and investment companies.

Management believes it has identified a series of opportunities, obtained the necessary financial commitments, and added management expertise that, together, will allow it to execute successfully on its business plan and thereby maximize shareholder value. However, the development of real estate projects, especially those that involve gaming, are subject to risks and uncertainties which include, but are not limited to, those relating to permitting, financing and the actions of federal, state, and local governments and agencies.

Item 2.   Description of Property

We do not own any real property.

Item 3.   Legal Proceedings

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

As the conversion price was deemed a "beneficial conversion feature" and, in accordance with FASB No. 133, is deemed a derivative, and, as such, $104,000, the fair value of the conversion feature, has been reclassified as a "Derivative Liability"

In connection with the convertible note payable, the Company agreed to acquire, R. B. Tuck, Inc., a company owned by the noteholder in exchange for 1,100,000 shares of common stock of the Company valued at $1,375,000.

The Company was in default under the convertible note, which contains default remedies as follows: (1) acceleration of the due date; (2) an option to convert all of the principal and interest into an amount of shares of common stock of the Company equal to 70% of their outstanding shares, on a fully diluted basis, (3) default interest of all amounts due at 18%, per annum, and (4) other remedies.

On June 13, 2006 the noteholder had informed the Company of the defaults and had requested immediate repayments of the note, interest, default interest and costs in the aggregate of $269,870 or it would proceed with the default remedies.

On August 19, 2006 the Company unilaterally rescinded the agreements, including the acquisition of R. B. Tuck, Inc., and, as such, has not recorded the acquisition. As of the date of the rescission, the Company made the noteholder and its investors aware of its intention to repay the obligation on or before September 2, 2006. The noteholder refused to receive the repayment.

On September 28, 2006, the noteholder filed an action in New York against the Company pursuant to the Loan Agreement, including all default provisions.

The Company has responded to the action and also counterclaimed against the noteholder and a related individuals. The case is in the discovery stage.

Although the Company believes it had cured all events of default, there is no assurance that the noteholder will not prevail. If the default remedies occur, the stockholders of the Company will have to increase the authorized shares of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the twelve month period ended December 31, 2006.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company’s $0.01 par value common stock (the “Common Stock”) is quoted on the OTC Bulletin Board under the symbol “DTLI.” The following table sets forth the low and the high closing sales prices for each period as reported on the OTC Bulletin Board during the fiscal year ended December 31, 2006. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions, and may not represent actual transactions.

	Closing Price
Fiscal Quarter Ended	Low	High
March 31, 2006	$0.51	$3.75
June 30, 2006	$0.56	$3.10
September 30, 2006	$0.54	$0.90
December 31, 2006	$0.70	$2.45

As of April 9, 2007, the Company had approximately 300 holders of record. The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. While there are no external restrictions on the Company's ability to pay dividends, the Company currently intends to retain its earnings for its future working capital needs. The Company’s anticipated continued need to retain earnings is likely to limit the Company's ability to pay dividends in the future.

For the year ended December 31, 2006, we sold an aggregate of 2,425,800 shares of common stock at an average price of $0.62 per share and warrants to purchase 560,000 shares of common stock exercisable at $1.00 per share, through December 2014.

The company issued 8,585,000 shares of common stock for investments, financing and to employees and consultants in exchange for services which were valued at $7,639,575.

Item 6. Plan of Operation

PLAN OF OPERATION

Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this prospectus and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

(a) volatility or decline of our stock price;

(b) potential fluctuation in quarterly results;

(c) our failure to earn revenues or profits;

(d) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

(e) inadequate capital to continue business;

(f) rapid and significant changes in markets;

(g) litigation with or legal claims and allegations by outside parties; and

(h) insufficient revenues to cover operating costs.

You should read the following discussion of our plan of operation in conjunction with the financial statements of DTLL, Inc. and notes thereto, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management.

Recent Developments

See section titled “Description of Business” for a complete overview of the recent developments in the business of the Company.

We were incorporated under the name DTLL, Inc. in the state of Minnesota for the purposes of manufacture and marketing associated groups of dental related products to dentists, dental clinics, hospitals and dental laboratories. Currently, we are executing the Company’s strategy of becoming a market leader in the resort and gaming industry. To date, we have not generated revenues and have incurred a significant amount of losses.

We plan to continue in the resort and gaming industry.

Liquidity

Through December 31, 2006 we used net cash in our operating activities of $817,391; we used additional net cash in our investing activities of $960,757. Through December 31, 2006, our cash flow provided from financing activities of $1,763,760 was from the proceeds from our notes payable and sales of common stock.

The long-range goals for the Company include the acquisition, development and management of casino resorts. The intent of management is to establish a multi-facility hotel, gaming, entertainment, and real estate development and management company

November 15, 2006, as amended, we announced that CRT had increased its engagement with Company to fund $800 million for its current opportunities. CRT is an institutional securities research and brokerage firm focused on mergers and acquisitions, equities and private placements. Since its inception in 1990, CRT has diligently earned the respect and loyalty of its clients based on its research quality and execution capabilities. The firm's clients include major financial asset managers, mutual funds, insurance companies, pension funds and investment companies.

We anticipate similar operating losses during the remaining portion of the fiscal year 2007. We are also contemplating additional financing transactions that will sufficiently fund our planned capital expenditures and working capital needs for a reasonable period of time.

To the extent that funds are insufficient to meet management's plan of operation, we would contemplate additional financing transactions and/or seek alternative business opportunities in order to generate revenue or funds that will sufficiently fund our capital expenditures and working capital needs for a reasonable period of time. We cannot be certain that any additional equity/debt financing will be available in sufficient amounts or on acceptable terms when needed.  If such financing is not available in sufficient amounts or on acceptable terms, our future results of operations and financial condition may be adversely affected.

In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

Critical Accounting Policies

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes several of our critical accounting policies. See a complete list of significant accounting policies in Note 2 to the Financial Statements.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Derivative Liabilities

Derivative liabilities consisted of the embedded conversion feature bifurcated from the convertible note payable. The value of the derivative liability is recorded first as a discount on the convertible note payable and the excess is charged to operations. The discount is amortized over the term of the note. The derivative liability is adjusted quarterly to reflect changes in fair value.

The Company uses the Black-Scholes option price model to value the embedded conversion that is recorded as a derivative liability. In valuing the embedded conversion feature at the time it was issued and quarterly thereafter, the Company used the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the convertible debt feature and the expected volatility of our common stock.

Stock-based compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on the estimated fair values on the date of the grant. Warrants are valued using the Black-Scholes Option-Pricing Model using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the warrants and the expected volatility of our common stock.

Stock based compensation costs with future service periods are recorded as deferred compensation and amortized over the service period.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued FIN 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions, effective for the Company starting January 1, 2008. The Company has not yet determined what the effect will be, if any, on their financial statements.

The Financial Accounting Standards Board has issued FASB 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures, effective for the Company starting January 1, 2008. The Company has not yet determined what the effect will be, if any, on their financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Going Concern and Management’s Plans

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, capital expenditures or capital resources.

Inflation

 We do not believe that inflation will have a material effect on our operations.

Item 7. Financial Statements

Our Financial Statements and the reports of our registered public accounting firms, with respect thereto, as listed below, appear following the signature page in this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 4.01 Change in Registrant's certifying accountant

Effective April 7, 2006 the Company's Board of Directors was notified by the Company's auditors Olsen, Thielen & Co ("Olsen"), which audited our financial statements for the fiscal years ended December 31, 2004 and December 31, 2005, that our proposed business plan to make acquisitions in the gaming industry is not an area of expertise that Olsen would be able to express an opinion. The reports of Olsen did not contain an adverse opinion, (see "Report of Independent Public Accountants," as attached to the 10K filings for the respective years.) Olsen is a public accounting firm that is registered with the PCAOB. During the Company's two most recent fiscal years and subsequent interim periods there were no disagreements with Olsen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Olsen, would have caused Olsen to make reference to the subject matter of the disagreements in their report on the financial statements for such years. Olsen filed such letter, dated June 8, 2006 as an exhibit to the Company's 8 K/A filing dated June 26, 2006.

As result, we engaged Miller, Ellin and Company, LLP ("Miller") to act as the Company's independent auditors for the year ended December 31, 2006.

We were subsequently notified by Miller that they would not be able to act as the Company's independent auditors for the year ended December 31, 2006. Miller did not conduct an audit of the company's financial statements. During the period there were no disagreements with Miller on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Miller, would have caused the Company to make reference to the subject matter of the disagreements in their report on the financial statements for such years. Our board of directors approved the decision to change auditors effective June 14, 2006.

We provided Miller with a copy of the above disclosures in response to Item 304(a) of Regulation S-B in conjunction with the filing of this Form 8-K. We also requested that Miller deliver to the Company a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company in response to Item 304(a) of Regulation S-B, and if not, stating the respects in which it does not agree.

We have engaged Most & Company, LLP ("Mostco"), as of June 15, 2006, to serve as its independent public accounting firm. During the two years ended December 31, 2005 and through the date hereof, neither the Company nor anyone on its behalf consulted Mostco regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor has Mostco provided to the Company a written report or oral advice regarding such principles or audit opinion.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below are the names, ages and positions of the directors and executive officers of the Company during the twelve months ended December 31, 2006:

Name	Age	Position with the Company

John Paulsen	44	Chairman
Dual Cooper	60	President, CEO and Director
Dennis Piotrowski	66	CFO and Director
WilliamThompson	67	Director
Dhru Desai	45	Director
Stephen Roberts	46	Director

On January 4, 2006, in connection with the acquisition of 12.4 million shares of our Common Stock by Rotate Black, L.L.C. (approximately 91.7% of the issued and outstanding shares of Common Stock at that time), Stephen Roberts, previously the sole member of the Board of Directors of DTLL, elected the two managers of Rotate Black, L.L.C., John Paulsen and Dhru Desai, as members of the Board of Directors. Mr. Paulsen was appointed as President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors, and Mr. Desai was appointed as Secretary. Dr. Roberts resigned his position as Chief Executive Officer, President, Chairman, Chief Financial Officer, Secretary and director in connection with the transaction.

On March 4, 2006, the Company appointed Dual B. Cooper, Jr. as President and CEO and appointed Dennis Piotrowski as Chief Financial Officer. John Paulsen remained as Chairman.

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

John Paulsen, age 44, has nearly twenty years of management experience, much of it with development stage companies, where he has been instrumental in their growth and ultimate transformation to long term market leaders. He is currently a managing partner of Rotate Black, L.L.C. and Chairman and CEO of eNucleus, Inc., where he has led the successful development and execution of its profitable software and services company focused on delivering quality solutions to the Global 1000. Prior to April 1999, Mr. Paulsen served as President and CEO of MetroLink Communications, Inc., a joint venture company with Teleport USA, a network development firm focused on long haul transport of voice, video and data communications via software protocols. Prior to 1995, Mr. Paulsen served as President and CEO of American Teletronics, Inc. one of the nation’s first and largest long distance resellers.

Stephen C. Roberts was elected to the Board of Directors in 2005.  Upon completion of the Rotate Black transaction Mr. resigned as a director of the company in July 2006.

On November 7, 2006 The Board of Directors of the Company appointed William N. Thompson to be a director of the company.

Dr William Thompson has more than 30 years experience in the gaming industry. Mr Thompson's articles have appeared in publications such as Journal of Gambling Studies, Casino Executive, and Gaming and Wagering Business. He has traveled throughout Latin America and Europe studying casinos and the gaming industry. Dr Thompson has lectured extensively and written more than forty five articles for the Las Vegas Sun on casinos. He is the author of Legalized Gambling: A Reference Handbook (1994, 1997), and Native American Issues (1996). He authored Gambling in America: An Encyclopedia published in 2001. Dr Thompson has been a consultant to the National Gambling Impact Study Comm., Lotto Quebec, Crystal Casino, Winnipeg, the Detroit Casino Study Commission, the Puerto Rico Tourism Co., the Netherlands Board of Casino Games, and Native American gaming in Michigan, California, Arizona, Washington, Idaho, Texas, Montana, and Ontario. Dr. Thompson has appeared as a gambling authority on numerous national media programs and quoted in national news media publications. He is an Ann Arbor, Michigan native, received Bachelor of Arts and Master of Arts degrees (Political Science) from Michigan State University and a Ph.D. (Political Science) from the University of Missouri. Dr Thompson has also served on faculties of Southeast Missouri State, Western Michigan, and Troy State (Europe). Dr Thompson was a Research Associate with the National Association of Attorneys General, and Research Advisor for the Pension and Welfare Benefits Programs in the United States Department of Labor. Dr Thompson is a Professor of Public Administration, University of Nevada-Las Vegas.

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

We have no audit or other committees. Our Board of Directors acts as an audit committee.

Code of Ethics

Our officers have signed the Company’s Code of Ethics. The Code addresses such topics as acting with honesty and integrity, avoiding conflicts of interest, providing full, fair, timely and accurate disclosure to the SEC and in other public communications and compliance with rules and regulations of governmental and public regulatory agencies. The Code is attached as Exhibit 14 to this Form 10-KSB.

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

To our knowledge, based on a review of the copies of such reports furnished to the Company during the twelve-month period ended December 31, 2006, all Section 16(a) filing requirements applicable to insiders were complied with.

Item 10. Executive Compensation

The following table sets forth certain information regarding compensation paid during the fiscal year ended December 31, 2006 to the person serving as Chief Executive Officer during those fiscal periods. No other persons serving as executive officers of the Company during the fiscal year ended December 31, 2006 received total salary and bonus compensation in excess of $100,000.

Executive Compensation Table

		Short Term Compensation	Long Term Compensation
	Fiscal Period	Salary/Bonus	Options/Others
John Paulsen	Year Ended 2006	$111,927	$660,000
Chairman
Dual Cooper	Year Ended 2006	$94,900	$1,054,325
President, CEO and Director
Dennis Piotrowski	Year Ended 2006	$42,500	$550,000
CFO and Director
Dhru Desai	Year Ended 2006	$50,000	$660,000
Director

Option/SAR Grants in Last Fiscal Year

There were no options granted to the Chief Executive Officer during the twelve month period ended December 31, 2006. The Company has not granted stock appreciation rights.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

There was no exercise of stock options during the twelve-month period ended December 31, 2006 by the Chief Executive Officer and there were no options held at fiscal year end by the Chief Executive Officer.

Director Compensation

There was no compensation for directors during the twelve months ended December 31, 2006, except for Dhru Desai.

Employment Contracts

We entered into employment agreements with John Paulsen, the Company’s Chairman, Dual Cooper, the Company’s CEO and Dennis Piotrowski, the Company’s CFO. Under the terms of the agreements each officer would receive $500 per hour for certain engagements, be reimbursed for expenses and would receive 1,200,000, 2,000,000 and 1,000,000 shares of the Company’s common stock respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Common Stock beneficially owned as of the fiscal year ended December 31, 2006, by each person or entity known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, by each executive officer of the Company named in the Summary Compensation table, by each current director of the Company and by all directors and executive officers (including the named individuals) as a group. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

	Name and Address of	Amount and Nature of	Percent
Title of Class	Beneficial Owner	Beneficial Owner	of Class

Common	Rotate Black, LLC	12,400,000	48%
	628 Harbor View Lane
	Petoskey, MI 49770

Common	John & Kelly Paulsen JTE	1,200,000	5%
	628 Harbor View Lane
	Petoskey, MI 49770

Common	Dhru Desai	1,200,000	5%
	8 Jennifer Ct
	Barrington, IL 60010

Common	Dual Cooper	2,000,000	8%
	628 Harbor View Lane
	Petoskey, MI 49770

Common	Dennis Piotrowski	1,000,000	4%
	539 Artrea Place
	Las Vegas, NV 89123

Item 12.   Certain Relationships and Related Transactions

During the fiscal year ended December 31, 2006, we did not enter into any material transactions with an officer, director, or a beneficial owner of 5% or more of the Company's Common Stock, except as follows:

On March 27, 2006, we elected to exercise its Option To Terminate Administrative Services Agreement (“Option”) and has accordingly provided notice to GelStat and to GSC Subsidiary that it no longer wishes to pursue the pharmaceutical business. As a result of the company’s exercise of the Option, certain contingent liabilities of the company have been eliminated and ownership of the license to certain pharmaceutical development rights and laboratory equipment reverted to GSC Subsidiary.

Item 13.   Exhibits

Exhibits:

See Exhibit Index following the Financial Statements.

Item 14. Principal Accountant Fees and Services

Audit Fees

All audit related fees are approved by the Board of Directors. The Board of Directors has considered whether the provisions of such services, including non-audit services, by our Independent Registered Public Accounting Firm is compatible with maintaining their independence and has concluded that it has.

The following table sets forth our aggregate fees by its Independent Registered Public Accounting Firms for each of the last two fiscal years for the categories of services indicated.

Category	Fiscal Year ended December 31, 2006	Fiscal Year ended December 31, 2005
Audit Fees	$56,000	$33,441
Audit-Related Fees	NONE	NONE
Tax Fees	NONE	$2,950
All Other Fees	NONE	$2,459

Audit fees are for professional services rendered and expenses incurred for the audit of the our annual financial statements and review of financial statements included in our Forms 10-KSB and 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings with the Securities and Exchange Commission.

Tax fees include fees for services provided and expenses incurred in connection with tax compliance and tax advice.

Pre-Approval Policies and Procedures

Pursuant to Section 10A (h) and (i), our Board of Directors, acting as the Audit Committee, is required to pre-approve all audit and non-audit services performed by our independent registered public accountants in order to assure that the provision of such services does not impair the auditor’s independence.

The Board of Directors has not formally adopted a policy for pre-approval of all audit and non-audit services by its independent auditors, but does approve all audits and permitted non-audit services to be performed by our independent registered public accounting firm.

Our Board of Directors has considered whether provision of the above non-audit services is compatible with maintaining Most & Company, LLP’s independence and has determined that such services have not adversely affected Most & Company, LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTLL, INC.

Date: April 16, 2007	By:	/s/ Dual Cooper
Dual Cooper
Chief Executive Officer

ITEM 7. FINANCIAL STATEMENTS

DTLL, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
DTLL, Inc.

We have audited the accompanying balance sheet of DTLL, Inc, as of December 31, 2006 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DTLL, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses, has a working capital deficit of $334,380 and an accumulated deficit of $8,941,238, as of December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Most & Company, LLP
Most & Company, LLP

New York, New York
March 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
DTLL, Inc
Bloomington, Minnesota

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005 of DTLL, Inc (a development stage company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of DTLL, Inc and its cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Olsen, Thielen & Co. Ltd.
/s/ Olsen, Thielen & Co. Ltd.
St. Paul, Minnesota
March 28, 2006

DTLL, INC

BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current Assets

Cash	$3,605
Prepaid expenses	70,000

Total current assets	73,605

Investment	1,060,757
Deposit	500,000

TOTAL ASSETS	$1,634,362

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued expenses	$147,985
Convertible note payable	260,000

Total current liabilities	407,985

Derivative liability	104,000

Total Liabilities	511,985

Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares
authorized, none issued and outstanding
Common stock, $0.01 par value, authorized:
50,000,000 shares; issued and outstanding:
24,536,493 shares	245,365
Additional paid-in capital	11,800,061
Deferred compensation	(1,981,811)
Accumulated deficit	(8,941,238)

Total stockholders' equity	1,122,377

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,634,362

See notes to financial statements

DTLL, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Expenses
General & administrative	$(849,890)
Stock-based compensation	(5,057,764)

Loss from operations	(5,907,654)

Interest, net and amortization of discount	(124,439)

Loss from continuing operations	(6,032,093)

Discontinued operations (including net forgiveness of
indebtedness of $60,958 and research
and development of $787,491 in 2005)	60,958	$(1,469,493)

Net loss	$(5,971,135)	$(1,469,493)

Basic and diluted net loss per common share
Continuing operations	$(0.34)
Discontinued operations	(0.01)	$(0.11)

	$(0.35)	$(0.11)

Basic and diluted weighted average shares outstanding,	16,971,977	13,520,214

See notes to financial statements

DTLL, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR DECEMBER 31, 2006 AND DECEMBER 31, 2005

	Common Stock
	Number		Additional
	of		Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance on December 31, 2004	824,474	$8,245	$1,928,744		$(1,500,610)	$436,379

Revaluation of warrants			115,725			115,725
Issuance of shares to Gelstat	12,500,000	125,000	284,377			409,377
Issuance of shares for investor
relations consultant	200,000	2,000	438,000			440,000
Shares issued in 2004 and confirmed in 2005	1,219	12	(12)
Net loss					(1,469,493)	(1,469,493)
Balance on December 31, 2005	13,525,693	135,257	2,766,834		(2,970,103)	(68,012)

Issuance of shares for cash	2,425,800	24,258	1,479,502			1,503,760
Issuance of shares to employees	4,295,000	42,950	2,321,375	$(2,310,000)		54,325
Issuance of shares to a director	1,200,000	12,000	648,000	(660,000)
Issuance of shares to non-employees	2,340,000	23,400	3,991,850	(3,240,000)		775,250
Issuance of shares for investments	750,000	7,500	592,500			600,000
Amortization of deferred compensation				4,228,189		4,228,189
Net loss					(5,971,135)	(5,971,135)
Balance on December 31, 2006	24,536,493	$245,365	$11,800,061	$(1,981,811)	$(8,941,238)	$1,122,377

See notes to financial statements

DTLL, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Cash flow from operating activities
Net loss	$(5,971,135)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	5,057,764
Amortization of debt discount	104,000
Forgiveness of indebtedness	(60,958)
Changes in assets and liabilities:
Prepaid expenses	(70,625)
Accounts payable and accrued expenses	123,563

Net cash used in operating activities	(817,391)

Cash flow from investing activities:
Increase in deposit	(500,000)
Purchase of investment (net of common
stock issued of $600,000)	(460,757)

Net cash used in investing activities	(960,757)

Cash flow from financing activities:
Proceeds from sales of common stock	1,503,760
Proceeds from notes payable	260,000
Net cash provided by financing activities	1,763,760

Net increase in cash fom continuing operations	(14,388)

Net decrease in cash fom discontinued operations	17,993	$(499,505)

Net increase in cash fom operations	3,605	(499,505)

Cash, beginning of period		499,505

Cash, end of period	$3,605	None

See notes to financial statements

DTLL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS

DTLL, Inc., f/k/a Dental Resources, Inc. (the "Company" or "DTLL, Inc.") was incorporated in Minnesota in 1976. Until March 20, 2003, the Company was principally engaged in manufacturing and marketing associated groups of dental related products to dentists, dental clinics, hospitals and dental laboratories. Effective March 20, 2003 the Company sold substantially all of its assets and liabilities to DRIA, LLC. On January 5, 2005, DTLL issued 12,500,000 shares of its common stock to a wholly-owned subsidiary of GelStat Corporation ("GelStat") in exchange for the exclusive, worldwide license of all rights to the development and commercialization of pharmaceutical drug preparations related to GelStat's intellectual property and ongoing research and development work. The Company was a development stage company and its activities during the year ended December 31, 2005 were focused on preclinical drug development and research activities. DTLL maintained an office and laboratory space and received management, administrative and support services from GelStat, previously its largest beneficial shareholder. DTLL paid GelStat a fee of $25,000, per month, pursuant to an Administrative Services Agreement. On November 14, 2005, GelStat, GSC Subsidiary and the Company entered into an agreement granting the Company the option to terminate the agreement during the evaluation period of November 14, 2005 to April 20, 2006.

The Company also purchased from GSC Subsidiary, Inc., the wholly owned subsidiary of GelStat, $44,543 of laboratory equipment in 2005. That equipment had previously been acquired by GSC Subsidiary in preparation for certain preclinical drug development activities that were being conducted by DTLL, Inc.

On March 27, 2006, the Company elected to exercise its option to terminate the Administrative Services Agreement ("Option") and is no longer pursuing the pharmaceutical business. As a result, the Company is no longer in the development stage.

In connection with the termination of the option agreement, a loan payable to a related party of $91,423 and accounts payable of $11,774 were forgiven, fixed assets of $37,970 were transferred, prepaid expenses of $22,262 were written-off and the Company incurred legal fees of $4,620 and received $22,613 in cash, for a net forgiveness of indebtedness of $60,958.

The operations for the year ended December 31, 2005, as they related to licensing, have been reclassified to discontinued operations. There were no revenues for the year ended December 31, 2005.

The Company will instead focus exclusively on the acquisition, development and management of casinos and resorts. The Company plans to change its name to Solstice International, Inc. and reincorporate in Nevada in 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

The financial statements include all the accounts of the Company presented in accordance with generally accepted accounting principles in the United States.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment

Investment is carried at cost. The carrying value of the investment is evaluated whenever changes in circumstances indicate the estimated fair value is less than the carrying amount. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the investment and the estimated fair value. Estimated fair value is based on underlying value of the net assets of the investee.

Derivative Liabilities

Derivative liabilities consisted of the embedded conversion feature bifurcated from the convertible note payable. The value of the derivative liability is recorded first as a discount on the convertible note payable and the excess is charged to operations. The discount is amortized over the term of the note. The derivative liability is adjusted quarterly to reflect changes in fair value.

The Company uses the Black-Scholes option price model to value the embedded conversion that is recorded as a derivative liability. In valuing the embedded conversion feature at the time it was issued and quarterly thereafter, the Company used the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the convertible debt feature and the expected volatility of our common stock.

Income Taxes

Deferred income taxes are provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not, that the deferred tax asses will not be realized.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable and accrued expenses, approximate their fair values because of their relatively short maturities.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each year. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each year, resulting from outstanding stock options and warrants, using the treasury stock method.

Stock-based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on the estimated fair values on the date of the grant. Warrants are valued using the Black-Scholes Option-Pricing Model using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the warrants and the expected volatility of our common stock.

Stock based compensation costs with future service periods are recorded as deferred compensation and amortized over the service period.

Research and Development Costs

The Company had expensed research and development costs as incurred.

New Accounting Pronouncements

The Financial Accounting Standards Board has issued FIN 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions, effective for the Company starting January 1, 2008. The Company has not yet determined what the effect will be, if any, on their financial statements.

The Financial Accounting Standards Board has issued FASB 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures, effective for the Company starting January 1, 2008. The Company has not yet determined what the effect will be, if any, on their financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN AND MANAGEMENT'S PLANS

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

NOTE 4 - INVESTMENT

On December 29, 2006, the Company purchased 450,000 shares of “Preferred Equity Redeemable Common” (PERC) shares of FI Capital, Inc. (FIC), a related party, representing a 4.5% interest for an aggregate purchase price of $1,060,757. The PERC shares have a redemption preference of $7, per share, and a liquidation preference of $5, per share. The purchase price was paid by the issuance of 750,000 shares of common stock of the Company, valued at $600,000, the fair value of the Company’s stock, $285,000 being held as a deposit, $67,757 due from the Company’s principal stockholders, $40,000 due from another related party and cash of $68,000.

FIC’s principal assets consisted of a note receivable from another related party, a public company, secured by all of the assets of that company of approximately $11,000,000, as of June 30, 2006. (The public Company had revenues of approximately $3,600,000 for the nine months ended September 30, 2006.)

As of December 31, 2006, management has evaluated the underlying collateral and has determined it estimated fair value is in excess of the carrying value and as such no impairment has incurred.

NOTE 5 - DEPOSIT

In February 2006, the Company advanced a deposit of $500,000 under an option agreement. The optioner was unable to consummate the underlying agreement and the Company is in the process of having the deposit returned. Management and counsel believe the amount is fully collectible.

NOTE 6 - CONVERTIBLE NOTE PAYABLE

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

As the conversion price was deemed a "beneficial conversion feature" and, in accordance with FASB No. 133, is deemed a derivative, and, as such, $104,000, the fair value of the conversion feature, has been reclassified as a "Derivative Liability"

In connection with the convertible note payable, the Company agreed to acquire, R. B. Tuck, Inc., a company owned by the noteholder in exchange for 1,100,000 shares of common stock of the Company valued at $1,375,000.

As of December 31, 2006, convertible note payable was as follows:

Convertible note payable	$260,000
Less: Discount	(104,000)
Derivative liability	104,000
$260,000

The Company was in default under the convertible note, which contains default remedies as follows: (1) acceleration of the due date; (2) an option to convert all of the principal and interest into an amount of shares of common stock of the Company equal to 70% of their outstanding shares, on a fully diluted basis, (3) default interest of all amounts due at 18%, per annum, and (4) other remedies.

On June 13, 2006 the noteholder had informed the Company of the defaults and had requested immediate repayments of the note, interest, default interest and costs in the aggregate of $269,870 or it would proceed with the default remedies.

On August 19, 2006 the Company unilaterally rescinded the agreements, including the acquisition of R. B. Tuck, Inc., and, as such, has not recorded the acquisition. As of the date of the rescission, the Company made the noteholder and its investors aware of its intention to repay the obligation on or before September 2, 2006. The noteholder refused to receive the repayment.

On September 28, 2006, the noteholder filed an action in New York against the Company pursuant to the Loan Agreement, including all default provisions.

The Company has responded to the action and also counterclaimed against the noteholder and a related individual. The case is in the discovery stage.

Although the Company and counsel believes it had cured all events of default, there is no assurance that the noteholder will not prevail. If the default remedies occur, the stockholders of the Company will have to increase the authorized shares of the Company.

As of December 31, 2006, due to the uncertainty of the note payable, the Company has not recorded the decrease in the fair value of the derivative liability of $6,940.

NOTE 7 - STOCKHOLDERS' EQUITY

In January 2005, the Company issued 12,500,000 shares of common stock valued at $409,377 in exchange for an exclusive license of all rights to the development and commercialization of pharmaceutical preparations related to GelStat's intellectual property and research and development work. In November 2005, 12,400,000 of these shares were sold to Rotate Black, LLC, the Company’s principal shareholder.

In January 2005, the Company entered into a consulting agreement with an investor relations firm in exchange for 200,000 shares of common stock valued at $440,000 and cash of $30,000.

In January 2005, the Company extended the exercise period for warrants held by consultants and directors of the Company, which previously expired on various dates from March 5, 2005 through December 14, 2014 to December 31, 2014. There were 925,054 warrants with a weighted average exercise price of $0.86, of which 365,054 warrants with a weighted average exercise price of $0.65, per share, subject to the modification in the exercise period. Because of the modification to the terms related to the exercise period granted to those consultants, the Company recorded compensation expense of $115,725 during the year ended December 31, 2005.

In March and May 2006, the Company issued an aggregate of 1,600,000 shares to two consultants of the Company, valued at $3,240,000 in addition to advisory fees of $10,000, per month, plus expenses, as compensation under their advisory agreements through December 31, 2006.

In July 2006, the Company issued an aggregate of 4,200,000 shares of common stock, valued at $2,310,000 to three employees of the Company, in addition to fees of $500, per hour, under employment agreements, as amended, through December 31, 2007. An additional 95,000 shares of common stock valued at $54,325 was issued to one of the employees as compensation.

In November 2006, the Company issued 1,200,000 shares of common stock valued at $660,000 to a director, plus fees of $500, per hour, under an agreement through December 31, 2007.

During the year ended December 31, 2006, the Company issued 740,000 shares of common stock to consultants in exchange for services valued at $775,250

For the year ended December 31, 2006, the Company sold an aggregate of 2,425,800 shares of common stock and warrants to purchase 560,000 shares of common stock in exchange for $1,503,760 in cash. The warrants are exercisable at $1.00, per share, through December 2014.

As of December 31, 2006, the Company had reserved shares of common stock as follows:

Convertible notes payable	260,000
Warrants	925,054
Stock options	234,043
1,419,097

NOTE 8 - INCOME TAXES

As of December 31, 2006, the Company had net operating loss (NOL) carryforwards of approximately $8,000,000 to reduce future Federal taxable income through 2025. The Company has had ownership changes, as defined by the Internal Revenue Service, which may defer or limit the use of the NOL's.

As of December 31, 2006, realization of the Company’s net deferred tax asset of approximately $3,000,000, arising from the net operating loss carryforwards, was not considered more likely than not and, accordingly, a valuation allowance of $3,000,000 has been provided. For the year ended December 31, 2006, the valuation allowance increased by approximately $2,400,000.

For the years ended December 31, 2006 and 2005, the provision for income taxes on the statement of operations differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows:

	2006	2005

Federal expense (benefit) expected at statutory rate	34.0	34.0
State Income taxes	6.5	6.5
Effect of graduated rate		(19.0)
Other		1.9
Change in valuation allowance	(40.5)	(23.4)
	0%	0%

NOTE 9- STOCK OPTIONS AND WARRANTS

The Company has a stock option plan (Plan), which allows for the issuance of stock options to officers, key employees and consultants of the Company. The exercise price for each option is to be no less than 100% of the fair market value of the common stock on the day the option is granted. Options under the Plan have a term of ten years. A total of 234,043 shares of common stock have been reserved for the Plan. As of December 31, 2006, there were options outstanding to purchase 224,998 shares of common stock, with an average excise price of $1.06 and 9,045 remained available to be issued under the Plan.

For the years ended December 31, 2006 and December 31, 2005, there was no activity under the Plan.

All stock options were fully vested and currently exercisable as of December 31, 2006. The weighted average remaining life of all options outstanding at December 31, 2006 was 6.02 years.

The following table summarized the status of options outstanding at December 31, 2006:

Range of Exercise Prices		Weighted	Weighted Average
Options	Shares	Remaining Life	Exercise Price
$ 0.25	75,000	6.83	$0.25
$ 0.75	75,000	6.92	$0.75
$ 2.14	49,998	7.66	$2.14
$ 2.30	25,000	2.66	$2.30
	224,988

NOTE 10- FINANCING ARRANGEMENT

In November 2006, the Company entered into an agreement with a placement agent (Agent) under which the Agent will raise approximately $800,000,000 of equity or debt financing, on a best effort basis, on behalf of the Company, through May 31, 2007. Compensation to the Agent will be as follows:

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

NOTE 12- CHANGE IN ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value method of valuing stock-based compensation, under SFAS No. 123R, Share Based Payments. The Company used the modified prospective transition method to account for the change and, accordingly, prior period results have not been retroactively adjusted, as no stock options granted prior to January 1, 2006 had unexpired service periods. The modified prospective transition method requires that stock-based compensation expense to be recorded for all new shares, options, warrants, etc. granted on or after January 1, 2006 is based on the fair value on the grant date.

The following table illustrates the pro forma effects on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation for the year ended December 31, 2005:

Net Loss as reported	$(1,469,493)

Stock based compensation expense
included in net loss	115,725

Total stock-based compensation expense determined under fair value based method for all awards	(531,180)
Proforma net loss	$(1,884,948)

Basic and diluted net loss per common share	$(0.11)
Basic and diluted net loss per common share, proforma	$(0.14)

NOTE 13 - CASINO

Solstice Entertainment, Inc. (Entertainment), a Canadian corporation, located in Ottawa, Ontario, Canada, was formed and will be a subsidiary of the Company. On December 20, 2006, Entertainment entered into a memorandum of understanding to be the beneficial owner of 50% of a yet to be formed joint venture that will own a license for and to develop a casino. Actual agreements for the joint venture are currently in process.

NOTE 14- SUBSEQUENT EVENTS

In January 2007, the Company sold 160,000 shares of common stock for $130,000.

In February 2007, an aggregate of 268,970 shares of common stock were issued in connection with the cashless exercise of warrants and options to purchase 311,277 shares of common stock.

In February 2007, an aggregate of 375,000 shares of common stock were issued for consulting services valued at $387,500.