Form 10QSB
period 2007-03-31
DTLL INC
filed 2007-05-18
CIK 356767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number: 0-30608

DTLL, INC.

(Exact name of small business issuer as specified in its charter)

MINNESOTA	41-1279182
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

628 Harbor View Lane

Petoskey, Michigan 49770

(Address of principal executive offices) (zip code)

(206) 339-9221
(Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 14, 2007, 25,800,463 shares of the Issuer's Common Stock were outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐ No ☒

Transitional Small Business Disclosure Format Yes ☐ No ☒

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

DTLL, INC.

INDEX

FOR THE QUARTER ENDED MARCH 31, 2007

				PAGE NO

PART I. FINANCIAL INFORMATION

ITEM	1	.	FINANCIAL STATEMENTS
			Balance sheet	4
			Statements of operations	5
			Statements of cash flows	6
			Notes to financial statements	7

ITEM	2	.	PLAN OF OPERATION	10

ITEM	3	.	CONTROLS AND PROCEDURES	10

PART II. OTHER INFORMATION

ITEM	1	.	LEGAL PROCEEDINGS	11

ITEM	2	.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM	3	.	DEFAULTS UPON SENIOR SECURITIES	11

ITEM	4	.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11

ITEM	5	.	OTHER INFORMATION	12

ITEM	6	.	EXHIBITS	12

SIGNATURES				14

DTLL, INC
BALANCE SHEET
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2007
(UNAUDITED)

ASSETS

Current Assets

Cash	$8
Prepaid expenses	50,000
Total current assets	50,008

Investment	1,070,757
Deposit	500,000

TOTAL ASSETS	$1,620,765

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$204,031
Convertible note payable	260,000
Total current liabilities	464,031

Derivative liability	104,000

Total Liabilities	568,031

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares
authorized, none issued and outstanding
Common stock, $0.01 par value, 50,000,000 shares
authorized, 25,340,463 shares issued and outstanding	253,405
Additional paid-in capital	12,309,521
Deferred compensation	(1,493,145)
Deficit accumulated prior to the development stage	(2,970,103)
Deficit accumulated during the development stage	(7,046,944)

Total stockholders' equity	1,052,734

TOTAl LIABILITIES AND STOCKHOLDERS' EQUITY	$1,620,765

See notes to unaudited financial statements.

DTLL, INC.
STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

	THREE MONTHS ENDED		JANUARY 1, 2006
	MARCH 31,		THROUGH
	2007	2006	MARCH 31, 2007

Expenses
General & administrative	$191,779	$71,790	$1,041,669
Stock based compensation	876,166		5,933,930

Loss from operations	(1,067,945)	(71,790)	(6,975,599)

Interest, net	(7,864)		(132,303)

Loss from continuing operations	(1,075,809)	(71,790)	(7,107,902)

Income from discontinued operations		60,958	60,958

Net loss	(1,075,809)	(10,832)	(7,046,944)

Basic and diluted net loss per common share
Continuing operations	$(0.04)	$(0.01)	$(0.38)
Discontinued operations		*	*

Basic and diluted weighted average shares outstanding	24,953,424	14,340,274	18,550,725

* Less than $0.01, per share

 See notes to unaudited financial statements.

DTLL, INC.
STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

	THREE MONTHS ENDED		JANUARY 1, 2006
	MARCH 31,		THROUGH
	2007	2006	MARCH 31, 2007

Cash flow from operating activities
Net loss	$(1,075,809)	$(10,832)	$(7,046,944)

Adjustments to reconcile net loss to net cash
used in operating activities:
Forgiveness of indebtedness		(60,958)	(60,958)
Stock based compensation	876,166		5,933,930
Amortization of debt discount			104,000
Changes in assets and liabilities
Prepaid expenses	20,000	(47,262)	(50,625)
Accounts payable and accrued liabilities	56,046		179,609
Net cash used in operating activities	(123,597)	(119,052)	(940,988)

Cash flow from investing activities
Increase in deposit		(830,000)	(500,000)
Purchase of investment (net of common stock
issued of $600,000)	(10,000)		(470,757)
Net cash used in investing activities	(10,000)	(830,000)	(970,757)

Cash flow from financing activities
Proceeds from notes payable		25,000	260,000
Proceeds from sales of common stock	130,000	928,760	1,633,760
Net cash provided by financing activities	130,000	953,760	1,893,760

Net (decrease) increase in cash from continuing operations	(3,597)	4,708	(17,985)

Net (decrease) increase in cash from discontinued operations		(4,620)	17,993

Net (decrease) increase in cash from operations	(3,597)	88	8

Cash, beginning of period	3,605

Cash, end of period	$8	$88	$8

See notes to unaudited financial statements.

DTLL, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

DTLL, Inc., (the "Company" or "DTLL") (A Development Stage Company) was incorporated in Minnesota in 1976. Through March 27, 2006, the Company was a licensee of all the worldwide rights to the development and commercialization of certain pharmaceutical drugs until exiting those operations. Since then, the Company is focusing on the acquisition, development and management of casinos and resorts. The Company plans to change its name to Solstice International, Inc. and reincorporate in Nevada in 2007.

On March 27, 2006, the Company elected to exercise an option to terminate an existing administrative services agreement and is no longer pursuing the pharmaceutical business. As a result, the Company is no longer in the development stage.

In connection with the termination of the option agreement, a loan payable to a related party of $91,423 and accounts payable of $11,774 were forgiven, fixed assets of $37,970 were transferred, prepaid expenses of $22,262 were written-off and the Company incurred legal fees of $4,620 and received $22,613 in cash, for a net gain on termination of $60,958.

The operations for the year ended December 31, 2006, which related to the dental products operations have been reclassified to discontinued operations. There were no revenues for the year ended December 31, 2006.

The Company has been a development stage company from January 1, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-B of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of DTLL, Inc. together with the Company’s Plan of Operations in the Company's Form 10-KSB for the year ended December 31, 2006. Interim results are not necessarily indicative of the results for a full year.

The financial statements include all the accounts of the Company.

Certain amounts for 2006 have been reclassified to conform to 2007 financial statement presentation

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

Management does not believe that recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN AND MANAGEMENT’S PLANS

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

NOTE 4 - INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007. The Company has not filed Federal or State income tax returns for the income tax years 2006 and 2005. The evaluation was performed for the income tax years 2006, 2005, 2004 and 2003, the tax years which remain subject to examination for Federal and State purposes as of March 31, 2007.

The Company’s policy is to classify income tax assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

NOTE 5 - SUBSEQUENT EVENTS

In April 2007, the Company sold an aggregate of 460,000 shares of common stock for $280,000.

Item 2. PLAN OF OPERATION

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein.

Our principal business includes the development, management and operations of casinos and resorts.

Our plan for the next twelve months includes the acquisition, development and management of our gaming operations in the United States and abroad.

On December 20, 2006, Solstice Entertainment, Inc. (Entertainment), a Canadian corporation, located in Ottawa, Ontario, Canada, was formed to be a subsidiary of the Company. At the time of the formation, Entertainment entered into a memorandum of understanding to be the beneficial owner of 50% of a yet to be formed joint venture with the Louis Bull Tribe in Hobbema, Province of Alberta, Canada, for the development and management of a new casino. Final documentation of the joint venture is currently in process.

Management believes it has identified a series of opportunities, obtained the necessary financial commitments, and added management expertise that, together, will allow it to execute successfully on its business plan and thereby maximize shareholder value. However, the development of real estate projects, especially those that involve gaming, are subject to risks and uncertainties which include, but are not limited to, those relating to obtaining permit, financing and the regulations of Federal, state, local or foreign governments and agencies.

We do not currently engage in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees, although we may do so as we commence our development, management and operations of casinos and resorts.

Liquidity and Capital Resources

Through March 31, 2007, we used net cash in our operating activities of $123,597, primarily from our net loss, and used net cash of $10,000 in our investing activities, by increasing our investment. Cash flow provided by our financing activities of $130,000, resulted from the sale of our common stock.

On November 15, 2006, as amended, CRT had agreed to increase funding to $800 million for our anticipated opportunities. CRT is an institutional securities research and brokerage firm focused on mergers and acquisitions, equities and private placements. Since its inception in 1990, CRT has earned the respect and loyalty of its clients based on its research quality and execution capabilities. CRT's clients include major financial asset managers, mutual funds, insurance companies, pension funds and investment companies.

We anticipate similar operating losses through December 31, 2007.

To the extent that funds are insufficient to meet our plan of operation, we would contemplate additional financing transactions and/or seek alternative business opportunities in order to generate revenue or funds that will sufficiently fund our capital expenditures and working capital needs for a reasonable period of time. We cannot be certain that any additional equity/debt financing will be available in sufficient amounts or on acceptable terms when needed or alternative business opportunities will arise. If such financing is not available in sufficient amounts or on acceptable terms, our future results of operations and financial condition would be adversely affected.

In addition, any equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

Our plan for meeting our liquidity needs may be affected by: (1) our ability to identify and develop casino and resort properties, (2) demands for our future operations (3) our ability to close on the CRT financing commitment, (4) our ability to enter into other financing arrangements, (5) threats and/or effects on the travel and leisure industry of possible future terrorist attacks (6) limitations on our ability to successfully market our operations and (7) other factors. Further, the Company has no current sources of revenue.

Item 3. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our senior management, consisting of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

As the conversion price was deemed a "beneficial conversion feature" and, in accordance with FASB No. 133, is deemed a derivative, and, as such, $104,000, the fair value of the conversion feature, has been reclassified as a "Derivative Liability".

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

As of March 31, 2007, due to the uncertainty of the note payable, the Company has not recorded an adjustment in the fair value of the derivative liability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007, the Company sold an aggregate of 160,000 shares of common stock for $130,000, an aggregate of 268,970 shares of common stock were issued in connection with the cashless exercise of warrants and options to purchase 311,277 shares of common stock and an aggregate of 375,000 shares of common stock were issued for consulting services valued at $387,500.

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

As the conversion price was deemed a "beneficial conversion feature" and, in accordance with FASB No. 133, is deemed a derivative, and, as such, $104,000, the fair value of the conversion feature, has been reclassified as a "Derivative Liability".

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

As of March 31, 2007, due to the uncertainty of the note payable, the Company has not recorded an adjustment in the fair value of the derivative liability.

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

DTLL,Inc. (Registrant)

By:	/s/ Dual Cooper
Name: Dual Cooper Title: President & CEO Dated: May 14, 2007.