Form 10QSB
period 2007-06-30
DTLL INC
filed 2007-08-17
CIK 356767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

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

(206) 339-9221
(Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

As of August 15, 2007, 25,800,463 shares of the Issuer's Common Stock were outstanding.

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

DTLL, INC.

INDEX

FOR THE QUARTER ENDED JUNE 30, 2007

				PAGE NO

PART I. FINANCIAL INFORMATION				4

ITEM	1	.	FINANCIAL STATEMENTS	4
			Balance sheet	4
			Statements of operations	5
			Statements of cash flows	6
			Notes to financial statements	7

ITEM	2	.	PLAN OF OPERATION	9

ITEM	3	.	CONTROLS AND PROCEDURES	10

PART II. OTHER INFORMATION

ITEM	1	.	LEGAL PROCEEDINGS	11

ITEM	2	.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM	3	.	DEFAULTS UPON SENIOR SECURITIES	12

ITEM	4	.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

ITEM	5	.	OTHER INFORMATION	13

ITEM	6	.	EXHIBITS	13

SIGNATURES				13

Part I Financial Information

Item 1 Financial Statements
DTLL, INC
BALANCE SHEET
(A DEVELOPMENT STAGE COMPANY)
JUNE 30, 2007
(UNAUDITED)

ASSETS

Current Assets

Cash	$23,076
Prepaid expenses	50,000
Total current assets	73,076

Investment	1,082,200
Deposit	500,000

TOTAL ASSETS	$1,655,276

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$223,620
Convertible note payable	260,000
Total current liabilities	483,620

Derivative liability	104,000

Total Liabilities	587,620

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares
authorized, none issued and outstanding
Common stock, $0.01 par value, 50,000,000 shares
authorized, 25,800,463 shares issued and outstanding	258,005
Additional paid-in capital	12,584,921
Deferred compensation	(999,050)
Deficit accumulated prior to the development stage	(2,970,103)
Deficit accumulated during the development stage	(7,806,117)

Total stockholders' equity	1,067,656

TOTAl LIABILITIES AND STOCKHOLDERS' EQUITY	$1,655,276

See notes to unaudited financial statements.

DTLL, INC.
STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED		JANUARY 1, 2006
	JUNE 30,		JUNE 30,		THROUGH
	2007	2006	2007	2006	JUNE 30, 2007

Revenues	$-	$-	$-	$-	$-

Expenses
General & administrative	257,452	458,535	449,231	530,325	1,299,121
Stock based compensation	494,095	1,582,000	1,370,261	1,582,000	6,428,025

Loss from operations	(751,547)	(2,040,535)	(1,819,492)	(2,112,325)	(7,727,146)

Interest, net	(7,626)	(4,786)	(15,490)	(4,786)	(139,929)

Loss from continuing operations	(759,173)	(2,045,321)	(1,834,982)	(2,117,111)	(7,867,075)

Income from discontinued operations	-	-	-	60,958	60,958

Net loss	$(759,173)	$(2,045,321)	$(1,834,982)	$(2,056,153)	$(7,806,117)

Basic and diluted net loss per common share
Continuing operations	$(0.03)	$(0.01)	$(0.07)	$(0.14)
Discontinued operations	*	*	*	*

Net loss	$(0.03)	$(0.01)	$(0.07)	$(0.14)

Basic and diluted weighted average shares outstanding	25,721,782	15,203,141	25,339,725	14,774,697

* Less than $0.01, per share

See notes to unaudited financial statements.

DTLL, INC.
STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

	SIX MONTHS ENDED		JANUARY 1, 2006
	JUNE 30,		THROUGH
	2007	2006	JUNE 30, 2007

Cash flow from operating activities
Continuing Operations
Net loss	$(1,834,982)	$(2,056,153)	$(7,806,117)
Adjustments to reconcile net loss to net cash
used in operating activities:
Forgiveness of indebtedness	-	(60,958)	(60,958)
Stock based compensation	1,370,261	1,582,000	6,428,025
Amortization of debt discount	-	5,200	104,000
Changes in assets and liabilities
Prepaid expenses	20,000	22,610	(50,625)
Accounts payable and accrued liabilities	75,635	-	199,198
Net cash used in continuing operating activities	(369,086)	(507,301)	(1,186,477)

Cash flow from investing activities
Increase in deposit	-	(830,000)	(500,000)
Increase in investment (net of common stock
issued of $600,000)	(21,443)		(482,200)
Net cash used in investing activities	(21,443)	(830,000)	(982,200)

Cash flow from financing activities
Proceeds from notes payable	-	260,000	260,000
Proceeds from sales of common stock	410,000	1,163,760	1,913,760
Net cash provided by financing activities	410,000	1,423,760	2,173,760

Net (decrease) increase in cash from continuing operations	19,471	86,459	5,083

Net (decrease) increase in cash from discontinued operations	-	(4,620)	17,993

Net (decrease) increase in cash from operations	19,471	81,839	23,076

Cash, beginning of period	3,605

Cash, end of period	$23,076	$81,839	$23,076

See notes to unaudited financial statements.

DTLL, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

DTLL, Inc., (the "Company" or "DTLL") ( A Development Stage Company) was incorporated in Minnesota in 1976. Through March 27, 2006, the Company was a licensee of all the worldwide rights to the development and commercialization of certain pharmaceutical drugs until exiting those operations. Since then, t he Company is focusing on the acquisition, development and management of casinos and resorts The Company plans to change its name to Solstice Resorts, Inc. and reincorporate in Nevada in 2007.

On March 27, 2006, the Company elected to exercise an option agreement to terminate an existing administrative services agreement and is no longer pursuing the pharmaceutical business. As a result, the Company is no longer in the development stage.

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007. The Company has not filed Federal or State income tax returns for the income tax years 2006 and 2005. The evaluation was performed for the income tax years 2006, 2005, 2004 and 2003, the tax years which remain subject to examination for Federal and State purposes as of June 30, 2007.

The Company’s policy is to classify income tax assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

NOTE 5 - SUBSEQUENT EVENTS

In August 2007, the Company sold an aggregate of 400,000 shares of common stock at $.50, per share, for an aggregate sales price of $200,000.

Item 2. PLAN OF OPERATION

The following discussion should be read in conjunction with the information contained in our financial statements and the notes thereto appearing elsewhere herein.

Our principal business includes the development, management and operations of casinos and resorts.

Our plan for the next twelve months includes the acquisition, development and management of our gaming operations in the United States and abroad.

On December 20, 2006, Solstice Entertainment, Inc. (Entertainment), a Canadian corporation, located in Ottawa, Ontario, Canada, was formed to be our subsidiary. At the time of the formation, Entertainment entered into a memorandum of understanding to be the beneficial owner of 50% of a yet to be formed joint venture with the Louis Bull Tribe in Hobbema, Province of Alberta, Canada, for the development and management of a new casino. In June 2007, we decided not to pursue this project.

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

Liquidity and Capital Resources

For the six months ended June 30, 2007, we used net cash in our operating activities of $369,086, primarily from our net loss, and used net cash of $21,443 in our investing activities, by increasing our investment. Cash flow provided by our financing activities of $410,000, resulted from sales of our common stock.

As of June 30, 2007, we had cash of $23,076, negative working capital of $410,544 and an accumulated deficit during the development stage of $7,806,117. We anticipate similar operating losses through December 31, 2007.

On November 15, 2006, as amended, CRT had agreed to increase our funding commitment to $800 million for our anticipated opportunities. CRT is an institutional securities research and brokerage firm focused on mergers and acquisitions, equities and private placements. Since its inception in 1990, CRT has earned the respect and loyalty of its clients based on its research quality and execution capabilities. CRT's clients include major financial asset managers, mutual funds, insurance companies, pension funds and investment companies.

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

Our plan for meeting our liquidity needs may be affected by: (1) our ability to identify and develop casino and resort properties, (2) demands for our future operations (3) our ability to close on the CRT financing commitment, (4) our ability to enter into other financing arrangements, (5) threats and/or effects on the travel and leisure industry of possible future terrorist attacks (6) limitations on our ability to successfully market our operations and (7) other factors. Further, we have no current sources of revenue.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On May 2, 2006, we borrowed $260,000 from a finance company, payable in 120 days, with interest at 12%, per annum. The note and unpaid interest are convertible into shares of our common stock at $1, per share. The convertible note is collateralized by all of our assets and guaranteed by two of our officers. We incurred expenses of $15,000 on the borrowing.

As the conversion price was deemed a "beneficial conversion feature" and, in accordance with FASB No. 133, is deemed a derivative, and, as such, $104,000, the fair value of the conversion feature, has been reclassified as a "Derivative Liability".

In connection with the convertible note payable, we agreed to acquire, R. B. Tuck, Inc., a company owned by the noteholder in exchange for 1,100,000 shares of our common stock valued at $1,375,000.

We were in default under the convertible note, which contains default remedies as follows: (1) acceleration of the due date; (2) an option to convert all of the principal and interest into an amount of shares of our common stock equal to 70% of their outstanding shares, on a fully diluted basis, (3) default interest of all amounts due at 18%, per annum, and (4) other remedies.

On June 13, 200, the noteholder had informed us of the defaults and had requested immediate repayments of the note, interest, default interest and costs in the aggregate of $269,870 or it would proceed with the default remedies.

On August 19, 2006, we unilaterally rescinded the agreements, including the acquisition of R. B. Tuck, Inc., and, as such, have not recorded the acquisition. As of the date of the rescission, we made the noteholder and its investors aware of its intention to repay the obligation on or before September 2, 2006. The noteholder refused to receive the repayment.

On September 28, 2006, the noteholder filed an action in New York against us pursuant to the Loan Agreement, including all default provisions.

We have responded to the action and also counterclaimed against the noteholder and a related individual. The case is in the discovery stage.

Although we believe it had cured all events of default, there is no assurance that the noteholder will not prevail. If the default remedies occur, our stockholders will have to increase our authorized shares.

As of March 31, 2007, due to the uncertainty of the note payable, we have not recorded an adjustment in the fair value of the derivative liability.

As of August 14, 2007 a tentative settlement has been reached and is expected to be finalized in the near future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2007, we sold an aggregate of 620,000 shares of common stock for $410,000, an aggregate of 268,970 shares of common stock were issued in connection with the cashless exercise of warrants and options to purchase 311,277 shares of common stock and an aggregate of 375,000 shares of common stock were issued for consulting services valued at $387,500.

Item 3. Defaults upon Senior Securities.

On May 2, 2006, we borrowed $260,000 from a finance company, payable in 120 days, with interest at 12%, per annum. The note and unpaid interest are convertible into shares of our common stock at $1, per share. The convertible note is collateralized by all our assets and guaranteed by two of our officers. We incurred expenses of $15,000 on the borrowing.

As the conversion price was deemed a "beneficial conversion feature" and, in accordance with FASB No. 133, is deemed a derivative, and, as such, $104,000, the fair value of the conversion feature, has been reclassified as a "Derivative Liability".

In connection with the convertible note payable, we agreed to acquire, R. B. Tuck, Inc., a company owned by the noteholder in exchange for 1,100,000 shares of our common stock valued at $1,375,000.

We were in default under the convertible note, which contains default remedies as follows: (1) acceleration of the due date; (2) an option to convert all of the principal and interest into an amount of shares of our common stock equal to 70% of their outstanding shares, on a fully diluted basis, (3) default interest of all amounts due at 18%, per annum, and (4) other remedies.

On June 13, 2006, the noteholder had informed us of the defaults and had requested immediate repayments of the note, interest, default interest and costs in the aggregate of $269,870 or it would proceed with the default remedies.

On August 19, 2006, we unilaterally rescinded the agreements, including the acquisition of R. B. Tuck, Inc., and, as such, have not recorded the acquisition. As of the date of the rescission, we made the noteholder and its investors aware of its intention to repay the obligation on or before September 2, 2006. The noteholder refused to receive the repayment.

On September 28, 2006, the noteholder filed an action in New York against us pursuant to the Loan Agreement, including all default provisions.

We has responded to the action and also counterclaimed against the noteholder and a related individual. The case is in the discovery stage.

Although we believe it had cured all events of default, there is no assurance that the noteholder will not prevail. If the default remedies occur, our stockholders will have to increase our authorized shares.

As of March 31, 2007, due to the uncertainty of the note payable, we have not recorded an adjustment in the fair value of the derivative liability.

As of August 14, 2007 a tentative settlement has been reached and is expected to be finalized in the near future.

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

DTLL, Inc.
(Registrant)

August 17, 2007	By:	/s/ Dual Cooper
Name: Dual Cooper
Title: President & CEO
Dated: August 10, 2007.