Form 10QSB
period 2007-09-30
DTLL INC
filed 2007-11-20
CIK 356767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number: 0-30608

Solstice Resorts, Inc.

(Exact name of small business issuer as specified in its charter)

MINNESOTA	41-1279182
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

628 Harbor View Lane
Petoskey, Michigan 49770
(Address of principal executive offices) (zip code)

(206) 339-9221
(Issuer's telephone number)

DTLL, Inc.
(Former name)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

As of November 19, 2007, 26, 346,963 shares of the Issuer's Common Stock were outstanding.

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

Solstice Resorts, Inc.
(Formerly DTLL, INC.)

INDEX

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

				PAGE NO

PART I. FINANCIAL INFORMATION				4

ITEM	1	.	FINANCIAL STATEMENTS (Unaudited)	4
			Balance sheet	4
			Statements of operations	5
			Statements of cash flows	6
			Notes to financial statements	7

ITEM	2	.	PLAN OF OPERATION	9

ITEM	3	.	CONTROLS AND PROCEDURES	10

PART II. OTHER INFORMATION

ITEM	1	.	LEGAL PROCEEDINGS	11

ITEM	2	.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM	3	.	DEFAULTS UPON SENIOR SECURITIES	11

ITEM	4	.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

ITEM	5	.	OTHER INFORMATION	12

ITEM	6	.	EXHIBITS	12

SIGNATURES				13

SOLSTICE RESORTS, INC.
(DTLL, INC)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

Current Assets

Cash	$22,500
Prepaid expenses	50,000
Total current assets	72,500

Investment	1,096,358
Deposit	500,000
TOTAL ASSETS	$1,668,858

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$236,253
Note payable	364,000
Total current liabilities	600,253

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares
authorized, none issued and outstanding
Common stock, $0.01 par value, 50,000,000 shares
authorized, 26,240,463 shares issued and outstanding	262,405
Additional paid-in capital	12,854,521
Deferred compensation	(499,525)
Deficit accumulated prior to the development stage	(2,970,103)
Deficit accumulated during the development stage	(8,578,693)

Total stockholders' equity	1,068,605

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,668,858

See notes to unaudited financial statements.

SOLSTICE RESORTS, INC.
(DTLL, INC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED		JANUARY 1, 2006
	SEPTEMBER 30,		SEPTEMBER 30,		THROUGH
	2007	2006	2007	2006	September 30, 2007

Expenses
General & administrative	$211,188	$232,686	$660,419	$763,011	$1,510,309
Stock based compensation	553,525	800,000	1,923,786	2,382,000	6,981,550

Loss from operations	(764,713)	(1,032,686)	(2,584,205)	(3,145,011)	(8,491,859)

Interest, net	(7,863)	4	(23,353)	(4,782)	(147,792)

Loss from continuing operations	(772,576)	(1,032,682)	(2,607,558)	(3,149,793)	(8,639,651)

Income from discontinued operations	—	—	—	60,958	60,958

Net loss	$(772,576)	$(1,032,682)	$(2,607,558)	$(3,088,835)	$(8,578,693)

Basic and diluted net loss per common share
Continuing operations	$(0.03)	$(0.06)	$(0.10)	$(0.18)
Discontinued operations	*	*	*	*

Basic and diluted weighted average shares outstanding	26,071,452	17,211,493	25,585,322	17,211,493

* Less than $0.01, per share

See notes to unaudited financial statements.

SOLSTICE RESORTS, INC.
(DTLL, INC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED		JANUARY 1, 2006
	SEPTEMBER 30,		THROUGH
	2007	2006	SEPTEMBER 30, 2007

Cash flow from operating activities
Continuing Operations
Net loss	$(2,607,558)	$(3,088,835)	$(8,578,693)
Adjustments to reconcile net loss to net cash
used in operating activities:
Forgiveness of indebtedness	—	(60,958)	(60,958)
Stock based compensation	1,923,786	2,382,000	6,981,550
Amortization of debt discount	—	5,200	104,000
Changes in assets and liabilities
Prepaid expenses	20,000	22,610	(50,625)
Accounts payable and accrued liabilities	88,268		211,831
Net cash used in continuing operating activities	(575,504)	(739,983)	(1,392,895)

Cash flow from investing activities
Increase in deposit	—	(830,000)	(500,000)
Increase in investment (net of common stock
issued of $600,000)	(35,601)		(496,358)
Net cash used in investing activities	(35,601)	(830,000)	(996,358)

Cash flow from financing activities
Proceeds from notes payable	—	260,000	260,000
Proceeds from sales of common stock	630,000	1,341,719	2,133,760
Net cash provided by financing activities	630,000	1,601,719	2,393,760

Net (decrease) increase in cash from continuing operations	18,895	31,736	4,507

Net (decrease) increase in cash from discontinued operations	—	(4,620)	17,993

Net (decrease) increase in cash from operations	18,895	27,116	22,500

Cash, beginning of period	3,605

Cash, end of period	$22,500	$27,116	$22,500

See notes to unaudited financial statements.

Solstice Resorts, Inc.
(Formerly DTLL, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Solstice Resorts, Inc. (formerly DTLL, Inc.), (the "Company"), A Development Stage Company was incorporated in Minnesota in 1976. Through March 27, 2006, the Company was a licensee of all the worldwide rights to the development and commercialization of certain pharmaceutical drugs until exiting those operations. Since then, t he Company is focusing on the acquisition, development and management of casinos and resorts. On August 27, 2007, the Company changed its name to Solstice Resorts, Inc. and reincorporate in Nevada in 2007.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-B of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of Solstice Resorts, Inc. (formerly DTLL, Inc.) together with the Company’s Plan of Operations in the Company's Form 10-KSB for the year ended December 31, 2006. Interim results are not necessarily indicative of the results for a full year.

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007 and September 30, 2007.

The Company’s policy is to classify income tax assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

NOTE 5 - COMMON STOCK

During the quarter ended September 30, 2007, the Company sold an aggregate of 320,000 shares of common stock for an aggregate of $220,000. On August 21, 2007, the company issued an aggregate of 120,000 shares of common stock to officers as bonuses valued at an aggregate of $54,000.

NOTE 6 - LITIGATION

On November 1, 2007, the Company settled its litigation as to the note payable and agreed to pay $370,000 or issue shares of common stock to the noteholder to equal to 70% of the then outstanding shares of the Company and have control of the board of directors. On November 13, the court order the Company to issue the shares and appoint the directors to the board. In compliance with the court, the Company will hold a stockholders meeting in January 2008 to discuss the issuance of shares and the appointment of directors, all of which can only occur through an affirmative vote by the Company’s shareholders.

NOTE 7 - SUBSEQUENT EVENTS

In October, 2007, the Company issued 106,500 shares of common stock for services rendered of $44,730.

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

We do not currently engage in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees, although we may do so when and if we commence our development, management and operations of casinos and resorts.

Liquidity and Capital Resources

For the six months ended September 30, 2007, we used net cash in our operating activities of $575, 504, primarily from our net loss, and used net cash of $35,601 in our investing activities, by increasing our investment. Cash flow provided by our financing activities of $630,000, resulted from sales of our common stock.

As of September 30, 2007, we had cash of $22,500, negative working capital of $423,753 and an accumulated deficit during the development stage of $9,078,693. We anticipate similar operating losses through December 31, 2007.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

On November 1, 2007, the Company settled its litigation as to the note payable and agreed to pay $370,000 or issue shares of common stock to the noteholder to equal to 70% of the then outstanding shares of the Company and have control of the board of directors. On November 13, 2007 the court order the Company to issue the shares and appoint the directors to the board. In compliance with the court, the Company will hold a stockholders meeting in January 2008 to discuss the issuance of shares and the appointment of directors, all of which can only occur through an affirmative vote by the Company’s shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2007, we sold an aggregate of 320,000 shares of common stock for $220,000 and an aggregate of 120,000 shares of common stock were issued in connection with officer performance bonuses valued at $54,000.

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

On November 1, 2007 there was a Settlement Agreement between the parties whereby the Defendants elected to pay $370,000 by November 9, 2007 or the Plaintiffs, Aspatuck Funding LLC (“Aspatuck”) could propose four members for election to the board of directors and propose the issuance of 70% of the company’s issued and outstanding shares to the Plaintiff.On November 12, 2007 Aspatuck elected to propose the four members for election to the board of directors and proposed issuance of 70% of the company’s issued and outstanding shares to the Aspatuck.

On November 13, 2007 the court order the company to accept the proposed four members for election to the board of directors of the company and accept the proposed issuance of 70% of the company’s issued and outstanding shares to the Aspatuck..

In compliance with the court order the company has taken the following actions:
(1) Noticed the Board of Directors of a Special Meeting of the Board of Directors to be held on December 7, 2007 at 4:30pm EST to discuss the appointment of the proposed four members of the board of directors for the remaining three seats on the board of directors and the issuance of the additional shares.
(2) Noticed the transfer agent to issue remaining authorized, but un-issued common shares, to the Plaintiffs, subject to the Minnesota Statutes 2005, Chapter 302A for the approval by resolution of the shareholders of the company at a special or annual meeting of shareholders. The remaining authorized but un-issued company shares is less than 50%. (3) The company intends to notice a shareholder meeting in compliance with Minnesota Statutes 2005, Chapter 302A.

The Company has been advised by a resolution, by the majority of the shareholders of the company, that it is not in the best interest of the company to authorize an increase in the authorized capital to provide for the issuance of 70% of the shares to Aspatuck and appoint four members, designated by Aspatuck, to the board of directors to provide for a change of control in the cCompany.

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

November 19, 2007	Solstice Resorts, Inc. . (Registrant)

	By:	/s/ Dual Cooper
Name: Dual Cooper Title: President & CEO Dated: November 19, 2007.