Form 10QSB/A
period 2007-09-30
DTLL INC
filed 2007-11-20
CIK 356767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

(206) 339-9221
(Issuer's telephone number)

DTLL, Inc.
(Former name)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

As of November 19, 2007, 26,546,963 shares of the Issuer's Common Stock were outstanding.

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

SOLSTICE RESORTS, INC.
(FORMERLY DTLL, INC)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

Current Assets

Cash	$22,500
Prepaid expenses	50,000
Total current assets	72,500

Investment	1,096,358
Deposit	500,000
TOTAL ASSETS	$1,668,858

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$192,153
Note payable and accrued interest	408,100
Total current liabilities	600,253

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
(FORMERLY DTLL, INC)
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
(FORMERLY DTLL, INC)
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

NOTE 6 - LITIGATION

On November 1, 2007, the Company settled its litigation as to the note payable and agreed to pay $370,000 or issue shares of common stock to the noteholder to equal to 70% of the then outstanding shares of the Company and have control of the board of directors. On November 13, the court order the Company to issue the shares and appoint the directors to the board. In compliance with the court, the Company will hold a stockholders meeting in January 2008 to discuss the issuance of shares and the appointment of directors.

NOTE 7 - SUBSEQUENT EVENTS

In October, 2007, the Company issued 306,500 shares of common stock for services rendered of $134,730.

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

As of September 30, 2007, we had cash of $22,500, negative working capital of $423,753 and an accumulated deficit during the development stage of $8,578,693. We anticipate similar operating losses through December 21, 2007.

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

On August 19, 2006, we made the noteholder and its investors aware of its intention to repay the obligation on or before September 2, 2006. The noteholder refused to receive the repayment.

On September 28, 2006, the noteholder filed an action in New York against us pursuant to the Loan Agreement, including all default provisions.

We have responded to the action and also counterclaimed against the noteholder and a related individual.

On November 1, 2007, there was a Settlement Agreement between the parties whereby the Defendants elected to pay $370,000 by November 9, 2007 or the noteholder could propose four members for election to the board of directors and propose the issuance of 70% of the Company’s issued and outstanding shares to the noteholder. On November 12, 2007 the noteholder elected to propose the four members for election to the board of directors and proposed issuance of 70% of the Company’s issued and outstanding shares.

On November 13, 2007, the court order the Company to accept the proposed four members for election to the board of directors of the Company and accept the proposed issuance of 70% of the Company’s issued and outstanding shares to the noteholder.

In compliance with the court order the company has taken the following actions: (1) noticed the board of directors of a special meeting of the board of directors to be held on December 7, 2007 at 4:30pm EST to discuss the appointment of the proposed four members of the board of directors for the remaining three seats on the board of directors and the issuance of the additional shares, (2) noticed the transfer agent to issue remaining authorized, but un-issued common shares, to the noteholder, subject to the Minnesota Statutes 2005, Chapter 302A for the approval by resolution of the shareholders of the Company at a special or annual meeting of shareholders. The remaining authorized but un-issued Company shares is less than 50%, and (3) The Company intends to notice a shareholder meeting in compliance with Minnesota Statutes 2005, Chapter 302A.

The Company has been advised by a resolution, by the majority of the shareholders of the Company, that it is not in the best interest of the Company to authorize an increase in the authorized capital to provide for the issuance of 70% of the shares to the noteholder and appoint four members, designated by noteholders, to the board of directors to provide for a change of control in the Company.

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

November 20, 2007	Solstice Resorts, Inc. . (Registrant)

	By:	/s/ Dual Cooper
Name: Dual Cooper Title: President & CEO Dated: November 19, 2007.